Form 10QSB
period 1997-06-30
TRIAD PARK LLC
filed 1997-08-11
CIK 1037037

CIK: 0001037037



			SECURITIES AND EXCHANGE COMMISSION
			     Washington, D.C.   20549

				   Form 10-QSB

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997.

				      OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

		      Commission File Number 0-22343

			      Triad Park, LLC
			      ---------------
	      (Name of small business issuer in its charter)

	 Delaware                                94-3264115
	 --------                                ----------
(State or other jurisdiction of          (IRS Employer Identification No.)
 incorporation or organization)

		3055 Triad Drive, Livermore, CA   94550
		---------------------------------------
		(Address of principal executive offices)

  Registrant's telephone number, including area code: (510) 449-0606



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X  No___



As of June 30, 1997, the registrant had outstanding 19,708,123 membership interests (shares) with no par value.





				Triad Park, LLC
			Quarterly Report Form 10-QSB
				    Index






Part I. Financial Information

Item 1. Financial Statements

Balance Sheets at June 30, 1997 and December 31, 1996

Statements of Operations for the Three and Six Month Periods Ended June 30, 1997 and 1996

Statements of Cash Flows for the Six Month Periods
 Ended June 30, 1997 and 1996

Notes to Financial Statements


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Exhibit 27 Financial Data Schedule-Electronic Filing only







Triad Park, LLC
Balance Sheets
(Unaudited)
(Amounts shown in thousands except share data)


						June 30,      December 31,
						  1997             1996
						-------          -------
Assets
Cash                                            $ 1,488          $     -
Land                                             29,620           27,876
Property, plant and equipment                    12,341           12,362
Assessments receivable                              668            2,091
Property development commitments                  3,340                -
Prepaid expenses and other assets                   403                -
						-------          -------
Total assets                                    $47,860          $42,329
						=======          =======


Liabilities
Debt                                            $23,394          $18,840
Other liabilities                                   318                -
						-------          -------
Total liabilities                                23,712           18,840

Commitments and contingencies

Members' equity
Members' shares; no par value;                        -                -
  19,708,123 shares outstanding
  at June 30, 1997

Members' equity                                  24,148           23,489
						-------          -------

Total liabilities and members' equity           $47,860          $42,329
						=======          =======



The accompanying notes are an integral part of these financial statements.


Triad Park, LLC
Statements of Operations
(Unaudited)
(Amounts shown in thousands except per share data)



				Three Months Ended        Six Months Ended
				     June 30,                  June 30,
				  1997        1996        1997        1996
				-------     -------     -------     -------
Revenues:
Rental income                   $  627      $  626      $1,254      $1,253
Land sales                           -           -           -           -
				-------     -------     -------     -------
Total revenues                     627         626       1,254       1,253

Depreciation of rental property    138         136         283         272
Cost of land sold                    -           -           -           -
				-------     -------     -------     -------
Gross Margin                       489         490         971         981
				-------     -------     -------     -------

Costs and Expenses:
Sales expenses                       -           -           -           -
General and administrative         174         162         393         324
				-------     -------     -------     -------
Total costs and expenses           174         162         393         324
				-------     -------     -------     -------

Operating income                   315         328         578         657

Interest expense                   421         464         828         936
				-------     -------     -------     -------
Loss before benefit from
 income taxes                     (106)       (136)       (250)       (279)

Benefit from income taxes           (9)        (12)        (18)        (25)
				-------     -------     -------     -------
Net loss                        $  (97)     $ (124)     $ (232)     $ (254)
				=======     =======     =======     =======

Net loss per share              $(0.01)     $(0.01)     $(0.01)     $(0.01)
				=======     =======     =======     =======

Shares used in per share
 calculation (a)                19,708      19,708      19,708      19,708
				=======     =======     =======     =======


(a) The number of shares used to compute earnings per share assumes that shares issued in connection with the spin-off were outstanding for all periods presented.

The accompanying notes are an integral part of these financial statements.



Triad Park, LLC
Statements of Cash Flows
(Unaudited)
(Amounts shown in thousands)
					    Six Month Periods Ended June 30,
						  1997             1996
						-------          -------

Cash flows from operating activities:
Net loss                                        $ (232)          $ (254)
Gain from sale of land                               -                -
Depreciation                                       283              272
Amortization                                        10               10
Provision for doubtful accounts                     65                -
Changes in assets and liabilities:
  Decrease in prepaid expenses and
  other assets                                    (403)               -
  Increase in other liabilities                    318                -
						-------          -------
    Net cash provided by operating activities       41               28
						-------          -------

Cashflows from investing activities:
Land sales                                           -                -
Investment in property, plant and
  equipment                                       (114)               3
Acquisition of land                                  -             (972)
Land improvements                                  (14)            (149)
Assessment district improvements                  (127)             (94)
						-------          -------
    Net cash used in investing activities         (255)          (1,212)
						-------          -------

Cash flows from financing activities:
Repayment of debt                                 (674)            (307)
Reimbursement for property improvements          1,485
Members' contribution net of
 note receivable                                   891            1,491
						-------          -------
    Net cash provided by financing activities    1,702            1,184
						-------          -------

Net increase in cash                             1,488                -
Cash, beginning of period                            -                -
Cash, end of period                             $1,488           $    -
						=======          =======

SUPPLEMENTAL DISCLOSURES OF CASH
 FLOW INFORMATION:
Cash paid during the year for:
Interest                                        $  828           $  936
						=======          =======
Income taxes                                    $    5           $    -
						=======          =======
NONCASH INVESTING AND FINANCIAL
 ACTIVITY:
Bond issuance resulting in increased
 assessment district improvements
 and related debt                               $5,218           $    -
						=======          =======

The accompanying notes are an integral part of these financial statements.





				TRIAD PARK, LLC
		    (a Delaware limited liability company)
			  NOTES TO FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation:
    Triad Park, LLC (the Company) is a Delaware limited liability company organized to effect the spin-off of certain real estate assets and related liabilities of Cooperative Computing, Inc., a Delaware corporation, formerly known as Triad Systems Corporation (Triad). On October 17, 1996 Triad signed a definitive merger agreement with Cooperative Computing, Inc. (CCI), a Texas corporation, and its affiliate, CCI Acquisition Corp. (CAC), a Delaware corporation, under which CCI, through CAC, would acquire Triad. Pursuant to the terms of the merger agreement, CCI through CAC commenced a cash tender offer for all outstanding shares of Triad at a price of $9.25 per share on October 23, 1996. As a condition precedent to completion of the merger, Triad arranged for the spin-off of certain real estate assets and related liabilities (such assets and liabilities hereinafter referred to as the Predecessor Business) to Triad stockholders.
    On February 27, 1997, immediately prior to completion of the tender offer, Triad contributed such assets and related liabilities to the Company. Under the terms of the Real Estate Distribution Agreement (the Agreement), all indebtedness of Triad or any of its subsidiaries secured, in whole or in part, by any of the contributed assets have been assumed by the Company. Stockholders of Triad are entitled to receive one share of Triad Park, LLC, membership interest for each share of Triad common stock held as of February 26, 1997, the Distribution Record Date. Such shareholders (Members) are entitled to share in the income, gains, losses, deductions, credit, or similar items of, and to receive distributions from, the Company, the right to vote on certain specified matters, and the right to information concerning the business and affairs of the Company.
    The Company's operations include the ownership and management of the spun-off real estate assets, all of which are located in Livermore, California, for their orderly liquidation and distribution of related net proceeds to the holders of membership interest. The manager of the Company, 3055 Management Corp., (the Manager), is responsible for management and control of the business of the Company, subject to certain required approvals of the Advisory Board. The members may elect or vote to remove members of the Advisory Board but otherwise will not directly or indirectly participate in the management or operation of the Company or have actual or apparent authority to act for or bind the Company.
    The Company will be dissolved upon the earlier of a majority vote to dissolve the Company or upon the sale or other disposition of all or substantially all of the assets and properties of the Company and distribution of the proceeds to the members. The financial statements for periods prior to the Distribution Record Date which are presented herein include the financial position, results of operations and cash flows of the Predecessor Business as if the Company had existed as a corporation separate from Triad for all periods presented on a historical basis and may not be indicative of actual results of operations and financial position of the Company as an independent stand-alone entity. The statements of operations for those periods reflect certain expense items incurred by Triad which are allocated to the Company on a basis which management believes represents a reasonable allocation of such costs. These allocations consist primarily of corporate expenses such as management and accounting services. Expenses related to the normal recurring management activities of the Company have been allocated based on an estimate of Triad personnel time dedicated to the operations and management of the Company.

2. In the opinion of management, the unaudited interim financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 include all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the audited financial statements and notes thereto presented in the Form 10-SB Information Statement (Amendment No.1) filed by the Company with the Securities and Exchange Commission on June 20, 1997 (Form 10-SB Information Statement).

3. Property, plant and equipment at June 30, 1997 and December 31, 1996 include accumulated depreciation of $5,214,000 and $4,932,000 respectively.

4. Land consists of property in Livermore, California, classified by planned use as follows (dollars in thousands):

    Use Classification              June 30,1997          December 31,1996
				    Acreage/Cost          Acreage/Cost
    ------------------              ------------          ----------------
    Residential                     28.1 $ 4,284            28.1 $ 4,029
    Retail/commercial               35.9   5,123            35.9   4,797
    Retail/industrial/office       114.3  18,976           114.3  17,925
    Open space/agricultural        112.0       -           112.0       -
    Transportation                  12.3   1,237            12.3   1,125
				   -------------           -------------
				   302.6 $29,620           302.6 $27,876

5. On March 24, 1997, the city of Livermore entered into a Bond Indenture and issued an additional $9,070,000 in funds from the sale of community facility bonds for new debt financing as well as for refinancing existing debt. The Company currently owns 76.56% of the property related to this issuance. The Company's portion of the bond issuance is for approximately $5,218,000 of additional debt and $1,726,000 for refinancing of existing debt. The Company has recorded the net additional debt as a liability and the improvements as assets. Of these assets, $3,340,000 are recorded as property development commitments and represent funds set aside by the City of Livermore for reimbursement to the Company for future improvements.

6. Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997.
SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cashflows.
    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income. This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.
    In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), Disclosures about Segments of an Enterprise and Related Information. This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.






		   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
    The following Management's Discussion and Analysis is based upon and should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-SB Information Statement (Amendment No. 1) filed by the Company with the Securities and Exchange Commission on June 20, 1997 (Form 10-SB Information Statement). Since the Distribution Record Date for the spin-off transaction was February 26,1997, the financial presentation prior to this date has been carved out of the financial records of Triad Systems Corporation. See Description of Business and Basis of Presentation in the Notes to Financial Statements.

Results of Operations
    Revenues generated from the leasing of the facilities located at 3055 Triad Drive were $0.6 million for the second quarter in both fiscal 1996 and 1997. These revenues are generated under a lease agreement in effect through February 2002. There were no land sales during the three or six month periods ended June 30, 1996 and 1997. The gross margin percentage for the quarter ended June 30, 1997 was 78%, the same percentage as was recorded for the quarter ended June 30 in the prior year. Gross margin was $0.5 million for the quarters ended June 30, 1996 and 1997 and $1.0 million for each of the six month periods then ended.

    Year to date net loss was $232,000 in 1997 compared to a net loss of $254,000 for the same period in 1996. The net loss for the second quarter was $97,000 a slight improvement over the $124,000 net loss for the same quarter a year ago. There was a one cent loss per share recorded for the quarters ended June 30, 1997 and 1996.

Land Sales
    As of June 30, 1997, the Company had approximately 302.6 acres of unimproved land remaining to be sold. Approximately 35.9 acres are zoned for retail/commercial use, 28.1 acres for residential use, and 114.3 acres for retail/light industrial/office use. The remaining acres are zoned for open space/agricultural and transportation purposes. The Company had no land sales during the three or six month periods ended June 30, 1996 or 1997.

Gross Margin
    Gross margins on rental income were approximately the same for the quarters ended June 30, 1996 and 1997 as the properties are subject to a triple net lease whereby substantially all operating expenses are paid by the tenant.

Costs and Expenses
    General and administrative expenses consist of property taxes and other general management and operational costs including costs necessary to maintain the appearance of the land in a marketable condition and personnel and overhead expenses required for the development, management and marketing of the properties. The expenses were $0.2 million for the quarter ended
June 30, 1997 approximately equal to the same quarter in the prior year. Operating expenses were $393,000 for the six month period ended June 30, 1997 compared to $324,000 for the same period the prior year.

    Interest expense consists of mortgage interest on the buildings and the bonded indebtedness incurred in connection with the development improvements and community services. Interest expense was approximately $421,000 for the quarter ended June 30, 1997 compared to $464,000 for the same quarter the prior year. Year to date interest expense was relatively unchanged at $0.8 million and $0.9 million for the six months of 1997 and 1996, respectively. The reduction is due to normal debt maturation as well as reduced debt in 1997 due to land sales in the latter half of fiscal 1996 offset by interest expense related to the bond issuance in March 1997. See Liquidity and Capital Resources.

Future Operating Results
    Future operating results are dependent upon the Company's ability to dispose of its real estate assets. Risks that affect real estate sales include, but are not limited to, the relative illiquidity of real estate investments, the ability to obtain entitlements from governmental agencies, changing tax assessments, compliance with environmental requirements, and general risks such as changes in interest rates and changes in local market conditions which affect real estate values. The future operating results may also be affected by the Company's relationship with Triad. These risks include, but are not limited to, the indemnification agreement between the Company and Triad, potential conflicts of interest within the management and representation of the Company and Triad, and reliance upon Triad lease payments for the Company's financial performance. For further discussion of these risks, see Risk Factors in the Form 10-SB Information Statement.

Liquidity and Capital Resources
    Triad Park, LLC's ability to continue funding its current business will depend upon the timing and volume of land sales. Receipts from rental of its buildings under the existing lease agreements are expected to be sufficient to fund mortgage obligations for the foreseeable future. Currently, there is a lease agreement in effect through February 2002 with an option to renew for an additional term of five years. All expenses related to the building are paid by the tenant as required by the triple net lease. Ability to repay the remaining assessment district debt and operating expenses are dependent in part from future land sales. To the extent additional working capital is required, management expects that it will have sufficient borrowing capacity to finance any needs which may arise in the ordinary course of business.

    On March 24, 1997, the City of Livermore completed the sale of Mello-Roos bonds which raised a total of $9,070,000 in new funds, of which approximately $6,944,000 encumbers property owned by the Company. The proceeds are designated to refinance $2,255,000 of prior bonded indebtedness, to fund the reimbursement to the Company of approximately $2,045,000 of previously completed improvements, to provide funds of approximately $3,700,000 to complete improvements required by various agreements with the City of Livermore and others, to pay financing expenses of $610,000 and to create a reserve fund of approximately $673,000. Of the indebtedness, approximately $5,218,000 is an additional encumbrance to the property owned by the Company and $1,726,000 refinances existing debt. In the quarter ended June 30, 1997, the Company received approximately $1,485,000 from the City of Livermore as reimbursement for previously completed projects totaling $2,085,000, net of a surety deposit of $600,000.

    In addition, the Company is obligated to undertake an estimated additional $7,000,000 in improvements to its land in connection with its approved development plan. The City of Livermore is expected to issue bonds to reimburse the Company for such improvements. Improvements are funded as projects are completed. The current estimates for the required improvements indicate that bonded funding limits are expected to be adequate to cover the remaining items of improvement. However, the actual costs of the improvements may be greater than estimated and may exceed the bond funding limit. Any shortfall in the bond funding will be borne by the Company or by purchasers of lots, which may have an adverse effect on the value of the land.

    This Form 10-QSB contains forward looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that might cause such a difference include the following:

1. Lease Agreement. Under its existing terms the expiration date of the Lease Agreement is February 27, 2002. Under the Lease Agreement the existing rent payments produce a small positive cash flow above the current mortgage payments. In the event that Triad is unable for any reason to continue to make its lease payments in a timely manner, such inability or delay may have a material adverse impact on the Company's revenues and results of operations.

2. Reimbursement for Improvements. The Company is currently obligated to undertake approximately $7,000,000 in additional improvements on the Property. The City of Livermore has indicated that it is willing to reimburse the Company for improvements undertaken and paid for by the Company by means of bond financings. Historically, the City of Livermore has fulfilled such reimbursement commitments to Triad and has been able to successfully sell related bond offerings. However, if for any reason the City of Livermore is unsuccessful in completing a bond offering, the Company would not receive any reimbursement for such improvements.
    In addition, there is a possibility the cost of the improvements undertaken by the Company will exceed the amount of the bond financings and the Company would be responsible for paying any such cost overruns.


EXHIBIT INDEX

Exhibit No.
-----------
3.       Charter and By-Laws

 3.1 Limited Liability Company Agreement of Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 10-SB (Amendment No. 1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

 3.2 By-laws of Triad Park, LLC (incorporated by reference to Exhibit 2.2 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

10.      Material contracts
 10.1 Real Estate Distribution Agreement, dated as of February 26, 1997, by and between Triad Systems Corporation, 3055 Triad Dr. Corp.,
	 3055 Management Corp. and Triad Park, LLC (incorporated by reference to Exhibit 6.1 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

 10.2    Project Lease Agreement, dated as of August 1, 1988, between
	 3055 Triad Dr. Corp. and Triad Systems Corporation (incorporated by reference to Exhibit 6.2 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

 10.3    First Amendment to Project Lease Agreement, dated as of
	 February 26, 1997, by and between Triad Park, LLC, 3055 Triad Dr. Corp. and Triad Systems Corporation (incorporated by reference to
	 Exhibit 6.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

 10.4 Form of rights Plan of Triad Park, LLC (incorporated by reference to Exhibit 3.3 to Form 10-SB (Amendment No. 1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

 10.5 Conflict agreement, dated as of February 26, 1997, by and between Triad Systems Corporation, 3055 Triad Dr. Corp., Triad Park, LLC and Cooperative Computing, Inc. (incorporated by reference to Exhibit 12.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

27.   Financial Data Schedule

 27.1 Financial Data Schedule




				SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, a duly authorized officer of the Registrant.

					  Triad Park, LLC

Date: August 8, 1997                      By: 3055 Management Corp.,
					      its Manager

					  By: /s/  JAMES R. PORTER
					      --------------------
					      James R. Porter
					      Vice President, Secretary and
					      Chief Financial Officer