Form 10QSB
period 1997-09-30
TRIAD PARK LLC
filed 1997-11-12
CIK 1037037

CIK:  0001037037



		    SECURITIES AND EXCHANGE COMMISSION
			   Washington, D.C.  20549

				Form 10-QSB

 X   Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 for the quarterly period ended
September 30, 1997.

				     OR

__Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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



As of September 30, 1997, the registrant had outstanding 19,708,123 membership interests ("shares") with no par value.



			      Triad Park, LLC
			Quarterly Report Form 10-QSB
				   Index




								   Page
Part I. Financial Information

Item 1. Condensed Financial Statements

Condensed Balance Sheets at September 30, 1997
  and December 31, 1996                                                1

Condensed Statements of Operations for the Three and Nine
  Month Periods Ended September 30, 1997 and 1996                      2

Condensed Statements of Cash Flows for the Nine Month
  Periods Ended September 30, 1997 and 1996                            3

Notes to Condensed Financial Statements                                4


Item 2. Management's Discussion and Analysis of
	Financial Condition and Results of Operations                  7


Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K                             11

Signatures                                                            13

Exhibit 27 Financial Data Schedule-Electronic Filing only





Triad Park, LLC
Condensed Balance Sheets
(Unaudited)
(Amounts shown in thousands except share data)


						Sept 30,        December 31,
						  1997             1996
						-------          -------
Assets
Cash                                            $ 1,111          $   -
Land                                             29,620           27,876
Property, plant and equipment                    12,202           12,362
Assessments receivable                            1,164            2,091
Property development commitments                  3,340              -
Prepaid expenses and other assets                   396              -
						-------          -------
Total assets                                    $47,833          $42,329
						=======          =======


Liabilities
Debt                                            $23,130          $18,840
Other liabilities                                   733              -
						-------          -------
Total liabilities                                23,863           18,840

Commitments and contingencies

Members' equity
Members' shares; no par value;                      -                -
  19,708,123 shares outstanding at
  September 30, 1997

Members' equity                                  23,970           23,489

Total liabilities and members' equity           $47,833          $42,329



The accompanying notes are an integral part of these financial statements.




Triad Park, LLC
Condensed Statements of Operations
(Unaudited)
(Amounts shown in thousands except per share data)




				Three Months Ended       Nine Months Ended
				   September 30,           September 30,
				  1997        1996        1997        1996
				-------     -------     -------     -------
Revenues:
Rental income                   $  626      $  626      $1,880      $1,879
Land sales                         -         3,795         -         3,795
				-------     -------     -------     -------
Total revenues                     626       4,421       1,880       5,674

Depreciation of rental property    137         139         420         411
Cost of land sold                  -         2,231         -         2,231
				-------     -------     -------     -------
Gross Margin                       489       2,051       1,460       3,032
				-------     -------     -------     -------

Costs and Expenses:
Sales expenses                     -           369         -           369
General and administrative         235         237         628         561
				-------     -------     -------     -------
Total costs and expenses           235         606         628         930
				-------     -------     -------     -------

Operating income                   254       1,445         832       2,102

Interest expense                   450         449       1,278       1,385
				-------     -------     -------     -------

Income (loss) before provision    (196)        996        (446)        717
  for (benefit from)
  income taxes

Provision for (benefit from)
  income taxes                     (18)         91         (36)         66
				-------     -------     -------     -------
Net income (loss)               $ (178)     $  905      $ (410)     $  651
				=======     =======     =======     =======
Net income (loss) per share     $(0.01)     $ 0.05      $(0.02)     $ 0.03
				=======     =======     =======     =======

Shares used in per share
  calculation (a)               19,708      19,708      19,708      19,708
				=======     =======     =======     =======




(a) The number of shares used to compute earnings per share assumes that shares issued in connection with the spin-off were outstanding for all periods presented.


The accompanying notes are an integral part of these financial statements.




Triad Park, LLC
Condensed Statements of Cash Flows
(Unaudited)
(Amounts shown in thousands)
				    Nine Month Periods Ended September 30,
						  1997             1996
						-------          -------

Cash flows from operating activities:
Net income (loss)                               $ (410)          $  651
Gain from sale of land                             -             (1,195)
Depreciation and amortization                      465              425
Provision for doubtful accounts                     65              -
Changes in assets and liabilities:
  Increase in prepaid expenses and other assets   (425)             -
  Increase in other liabilities                    733              -
						-------          -------

    Net cash provided by (used in)
     operating activities                          428             (119)
						-------          -------

Cashflows from investing activities:
Land sales                                         -              3,523
Investment in property, plant and equipment       (113)             (12)
Acquisition of land                                -               (972)
Land improvements                                  (14)            (108)
Assessment district improvements                  (623)            (130)
						-------          -------
    Net cash provided by (used in)
     investing activites                          (750)           2,301
						-------          -------
Cash flows from financing activities:
Repayment of debt                                 (943)            (638)
Reimbursement for property improvements          1,485
Members' contribution (distribution)
  net of note receivable                           891           (1,544)
						-------          -------
    Net cash provided by (used in)
     financing activities                        1,433           (2,182)
						-------          -------
Net increase in cash                             1,111              -
Cash, beginning of period                          -                -
Cash, end of period                             $1,111           $  -
						=======          =======
SUPPLEMENTAL DISCLOSURES OF CASH
  FLOW INFORMATION:
Cash paid during the year for:
Interest                                        $1,040           $1,385
						=======          =======
Income taxes                                    $    5           $   53
						=======          =======
NONCASH INVESTING AND FINANCIAL
ACTIVITY:
Bond issuance resulting in increased
 assessment district improvements and
 related debt                                   $5,218           $  -

Assessment district improvements and
 related debt transferred upon sale             $  -             $1,189
						=======          =======


The accompanying notes are an integral part of these financial statements.




				TRIAD PARK, LLC
		   (a Delaware limited liability company)
		   NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation:
    Triad Park, LLC (the Company) is a Delaware limited liability company organized to effect the spin-off of certain real estate assets and related liabilities of Cooperative Computing, Inc., a Delaware corporation, formerly known as Triad Systems Corporation (Triad). On October 17, 1996 Triad signed a definitive merger agreement with Cooperative Computing, Inc. (CCI), a Texas corporation, and its affiliate, CCI Acquisition Corp. (CAC), a Delaware corporation, under which CCI, through CAC, would acquire Triad. Pursuant to the terms of the merger agreement, CCI through CAC commenced a cash tender offer for all outstanding shares of Triad at a price of $9.25 per share on October 23, 1996. As a condition precedent to completion of the merger, Triad arranged for the spin-off of certain real estate assets and related liabilities (such assets and liabilities hereinafter referred to as the Predecessor Business) to Triad stockholders.
    On February 26, 1997, Triad contributed such assets and related liabilities to the Company. Under the terms of the Real Estate Distribution Agreement (the Agreement), all indebtedness of Triad or any of its subsidiaries secured, in whole or in part, by any of the contributed assets have been assumed by the Company. Stockholders of Triad were entitled to receive one share of Triad Park, LLC, membership interest for each share of Triad common stock held as of February 26, 1997, the Distribution Record Date. Such shareholders (Members) are entitled to share in the income, gains, losses, deductions, credit, or similar items of, and to receive distributions from, the Company, the right to vote on certain specified matters, and the right to information concerning the business and affairs of the Company.
    The Company's operations include the ownership and management of the spun-off real estate assets, all of which are located in Livermore, California, for their orderly liquidation and distribution of related net proceeds to the holders of membership interests. The manager of the Company, 3055 Management Corp., (the Manager), is responsible for management and control of the business of the Company, subject to certain required approvals of the Advisory Board. The members may elect or vote to remove members of the Advisory Board but otherwise will not directly or indirectly participate in the management or operation of the Company or have actual or apparent authority to act for or bind the Company.
    The Company will be dissolved upon the earlier of a majority vote to dissolve the Company or upon the sale or other disposition of all or substantially all of the assets and properties of the Company and distribution of the proceeds to the members. On September 9, 1997, the Company entered into an Agreement of Merger with TPL Acquisition, LLC and Richard C. Blum & Associates, LP (RCBA), subject to approval of the Members. TPL Acquisition, LLC will acquire all outstanding shares of the Company from the Members for $1.32 per share. Following such acquisition, TPL Acquisition, LLC, which is affiliated with RCBA, will merge into Triad Park, LLC and will become liable for all obligations of Triad Park, LLC. A copy of the Agreement of Merger was included as Exhibit 2.1 to the Company's Form 8-K (Amendment No. 1) filed with the Securities and Exchange Commission on September 15, 1997.
    The financial statements for periods prior to the Distribution Record Date which are presented herein include the financial position, results of operations and cash flows of the Predecessor Business as if the Company had existed as a corporation separate from Triad for all periods presented on a historical basis and may not be indicative of actual results of operations and financial position of the Company as an independent stand-alone entity. The statements of operations for those periods reflect certain expense items incurred by Triad which are allocated to the Company on a basis which management believes represents a reasonable allocation of such costs. These allocations consist primarily of corporate expenses such as management and accounting services. Expenses related to the normal recurring management activities of the Company have been allocated based on an estimate of Triad personnel time dedicated to the operations and management of the Company.

2. In the opinion of management, the unaudited interim financial statements as of September 30, 1997 and for the periods ended September 30, 1997 and 1996 include all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. The balance sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the audited financial statements and notes thereto presented in the Form 10-SB Information Statement (Amendment No.1) filed by the Company with the Securities and Exchange Commission on June 20, 1997 (Form 10-SB Information Statement).

3. Property, plant and equipment at September 30, 1997 and December 31, 1996 include accumulated depreciation of $5,353,000 and $4,932,000 respectively.

4. Land consists of property in Livermore, California, classified by planned use as follows (dollars in thousands):

Use Classification              September 30,1997       December 31,1996
				Acreage/Cost            Acreage/Cost
------------------              ---------------         ---------------
Residential                      28.1    $4,284          28.1    $4,029
Retail/commercial                35.9     5,123          35.9     4,797
Retail/industrial/office        114.3    18,976         114.3    17,925
Open space/agricultural         112.0       -           112.0       -
Transportation                   12.3     1,237          12.3     1,125
				----------------        ---------------
				302.6   $29,620         302.6   $27,876
				=====   =======         =====   =======

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

6. Recent Accounting Pronouncements. In February 1997, the Financial Accounting Standards board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings per share. SFAS 128 supersedes Accounting Principles Board Opinion No. 15 and is effective for financial statements issued for periods ending after December 15, 1997. SFAS 128 requires restatement of all prior period earnings per share data presented after the effective date. SFAS 128 will not have a material impact on the Company's financial position, results of operations or cashflows.
	In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income." This statement establishes requirements for disclosure of comprehensive income and becomes effective for the Company for fiscal years beginning after December 15, 1997, with reclassification of earlier financial statements for comparative purposes. Comprehensive income generally represents all changes in stockholders' equity except those resulting from investments or contributions by stockholders. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.
	In June 1997, The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement supersedes Statement of Financial Accounting Standards No. 14, Financial Reporting for Segments of a Business Enterprise. The new standard becomes effective for fiscal years beginning after December 15, 1997, and requires that comparative information from earlier years be restated to conform to the requirements of this standard. The Company is evaluating the requirements of SFAS 131 and the effects, if any, on the Company's current reporting and disclosures.






		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
		FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
    The following Management's Discussion and Analysis is based upon and should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-SB Information Statement (Amendment No. 1) filed by the Company with the Securities and Exchange Commission on June 20, 1997(Form 10-SB Information Statement). Since the Distribution Record Date for the spin-off transaction was February 26,1997, the financial presentation prior to this date has been carved out of the financial records of Triad Systems Corporation. See Description of Business and Basis of Presentation in the Notes to Condensed Financial Statements.

Results of Operations
    Revenues for the third quarter of 1997 were $.6 million compared to $4.4 million in the same quarter of the prior year when there were land sales totaling $3.8 million. To date there have been no land sales in fiscal 1997 compared to the $3.8 million recognized in the nine months ended September 30, 1996. Rental revenues from the leasing of the facilities located at 3055 Triad Drive were $.6 million for the quarters ended September 30, 1997 and 1996. These revenues are generated under a lease agreement in effect through February 2002. See "Management's Discussion and Analysis-Liquidity and Capital Resources." Gross margin for 1997 was $.5 million for the quarter ended September 30, 1997 compared to $2.1 million for the same quarter in fiscal 1996. The gross margin for the nine month period of 1997 was $1.5 million compared to $3.0 million for the same period of 1996. The gross margin difference for the quarter and nine month periods is directly attributed to land sales which occurred in 1996.
    For the three and nine month periods ended September 30, 1997, there were net losses of $.2 million and $.4 million respectively compared to net income of $.9 million and $.7 million for the same periods of 1996. The difference is principally due to the absence of any land sales in the current fiscal year. The net loss per share was one cent for the three months ended September 30, 1997 compared to net income per share of five cents for the same period in the prior year.

Land Sales
    As of June 30, 1997, the Company had approximately 302.6
acres of unimproved land remaining to be sold. Approximately 35.9 acres are zoned for retail/commercial use, 28.1 acres for residential use, and 114.3 acres for retail/light industrial/office use. The remaining acres are zoned for open space/agricultural and transportation purposes. During the quarter ending September 30, 1996, the Company sold approximately 25 acres and recognized
$3.8 million in revenues. The Company had no land sales during the three or nine month periods ended September 30, 1997.


Gross Margin
    Land sale gross margin was 41% for the quarter ended
September 30, 1996. Gross margins on rental income were approximately the same for the quarters ended September 30, 1996 and 1997 as the Company's properties are subject to a triple net lease whereby substantially all operating expenses are paid by the tenant.

Costs and Expenses
    Land-related sales expenses include broker commissions, escrow fees, and similar costs, and totaled $369,000 for the nine month period ended September 30,1996.
    General and administrative expenses consist of property taxes and other general management and operational costs including costs necessary to maintain the appearance of the land in a marketable condition and personnel and overhead expenses required for the development, management and marketing of the properties. General and administrative expenses were $0.2 million for the quarter ended September 30, 1997, and were approximately equal to those expenses for the same quarter in the prior year. Operating expenses were $628,000 for the nine month period ended September 30, 1997 compared to $561,000 for the same period the prior year.
    Interest expense consists of mortgage interest on the buildings and the bonded indebtedness incurred in connection with the development improvements and community services. Interest expense was approximately the same for the quarter ended September 30, 1997 compared to the same quarter in the prior year. Year to date interest expense was also relatively unchanged at $1.3 million compared to $1.4 million for the nine months of 1997 and 1996, respectively. The reduction is due to normal debt maturation, as well as reduced debt in 1997 due to land sales in the latter half of fiscal 1996, offset by interest expense related to the bond issuance in March 1997. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

Future Operating Results
    Future operating results are dependent upon the Company's ability to dispose of its real estate assets. Risks that affect real estate sales include, but are not limited to, the relative illiquidity of real estate investments, the ability to obtain entitlements from governmental agencies, changing tax assessments, compliance with environmental requirements, and general risks such as changes in interest rates and changes in local market conditions which affect real estate values. The future operating results may also be affected by the Company's relationship with Triad. These risks include, but are not limited to, the indemnification agreement between the Company and Triad, potential conflicts of interest within the management and representation of the Company and Triad, and reliance upon Triad lease payments for the Company's financial performance. For further discussion of these risks, see Risk Factors in the Form 10-SB Information Statement.
    On September 9, 1997, the Company entered into an Agreement of Merger with TPL Acquisition, LLC and RCBA, subject to approval of the Members, in which TPL Acquisition, LLC will acquire all outstanding shares of the Company from the Members for $1.32 per share.
Following such acquisition, TPL Acquisition, LLC, which is affiliated with RCBA, will merge into Triad Park, LLC and will become liable for all obligations of Triad Park, LLC. A copy of the Agreement of Merger was included as Exhibit 2.1 to the Company's Form 8-K (Amendment No. 1) filed with the Securities and Exchange Commission on September 15, 1997.

Liquidity and Capital Resources
    The Company's ability to continue funding its current business will depend upon the timing and volume of land sales, without taking the merger of the Company and TPL Acquisition into account. Receipts from rental of its buildings under the existing lease agreements are expected to be sufficient to fund mortgage obligations for the foreseeable future. Currently, there is a lease agreement for the Company's buildings in effect through February 2002 with an option to renew for an additional term of five years. All expenses related to the buildings are paid by the tenant as required by the triple net lease. The Company's ability to repay the remaining assessment district debt and operating expenses are dependent in part on making future land sales. To the extent additional working capital is required, management expects that it will have sufficient borrowing capacity to finance any needs which may arise in the ordinary course of business.
    On March 24, 1997, the City of Livermore completed the sale of Mello-Roos bonds which raised a total of $9,070,000 in new funds, of which approximately $6,944,000 encumbers property owned by the Company. The proceeds are designated to refinance $2,255,000 of prior bonded indebtedness, to fund the reimbursement to the Company of approximately $2,045,000 of previously completed improvements, to provide funds of approximately $3,700,000 to complete improvements required by various agreements with the City of Livermore and others, to pay financing expenses of $610,000 and to create a reserve fund of approximately $673,000. Of the indebtedness, approximately $5,218,000 is an additional encumbrance to the property owned by the Company and $1,726,000 refinances existing debt. In the quarter ended June 30, 1997, the Company received approximately $1,485,000 from the City of Livermore as reimbursement for previously completed projects totaling $2,085,000, net of a surety deposit of $600,000.
    In addition, the Company is obligated to undertake an estimated additional $7,000,000 in improvements to its land in connection with its approved development plan. The City of Livermore is expected to issue bonds to reimburse the Company for such improvements. Improvements are funded as projects are completed.
The current estimates for the required improvements indicate that bonded funding limits are expected to be adequate to cover the remaining items of improvement. However, the actual costs of the improvements may be greater than estimated and may exceed the bond funding limit. Any shortfall in the bond funding will be borne by the Company or by purchasers of lots, which may have an adverse effect on the value of the land.
    This Form 10Q-SB contains forward looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that might cause such a difference include the following:

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

2. Reimbursement for Improvements. The Company is currently obligated to undertake approximately $7,000,000 in additional improvements on the Property. The City of Livermore has indicated that it is willing to reimburse the Company for improvements undertaken and paid for by the Company by means of bond financings. Historically, the City of Livermore has fulfilled such reimbursement commitments to Triad and has been able to successfully sell related bond offerings. However, if for any reason the City of Livermore is unsuccessful in completing a bond offering, the Company would not receive any reimbursement for such improvements. In addition, there is a possibility that the cost of the improvements undertaken by the Company will exceed the amount of the bond financings and the Company would be responsible for paying any such cost overruns.

3. Proposed Merger with TPL Acquisition, LLC. The Company anticipates that its proposed merger with TPL Acquisition, LLC will be consummated by January 31, 1998. However, the merger is subject to approval of the Members, and there is no assurance that such approval will be obtained or that the merger will be consummated.


Item 6.   Exhibits and Reports on Form 8-K

Item 6 (a)  Exhibit Index
Exhibit No.

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

10.4 Form of Rights Plan of Triad Park, LLC (incorporated by reference to Exhibit 3.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

10.5 Conflict Agreement, dated as of February 26, 1997, by and between Triad Systems Corporation, 3055 Triad Dr. Corp., Triad Park, LLC and Cooperative Computing, Inc. (incorporated by reference to Exhibit 12.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

10.6 Agreement of Merger dated as of September 9, 1997, by and between TPL Acquisition, LLC, Richard C. Blum & Associates, LP and Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K(Amendment No. 1) of the Company, filed with the Securities and Exchange Commission on September 15, 1997).

Financial Data Schedule

27.1  Financial Data Schedule

Item 6 (b) Reports on Form 8-K

    The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the Commission) on September 10, 1997, as amended by Form 8-K/A filed with the Commission on September 15, 1997, which disclosed that the Company had entered into an Agreement of Merger, dated September 9, 1997, with TPL Acquisition, LLC and Richard C. Blum & Associates, LP (the Agreement). The Form 8-K, as amended, included as exhibits a copy of the Agreement and a copy of the press release regarding the Agreement.




				SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

			Triad Park, LLC
			By: 3055 Management Corp., its Manager
Date: November 11, 1997


			By: /s/  JAMES R. PORTER
			    --------------------
			James R. Porter
			Vice President, Secretary and
			Chief Financial Officer