Form 10QSB/A
period 1997-06-30
TRIAD PARK LLC
filed 1997-12-23
CIK 1037037

CIK:  0001037037



			SECURITIES AND EXCHANGE COMMISSION
				Washington, D.C.  20549

				Form 10-QSB/A No. 1

Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997.

			Commission File Number 0-22343

				Triad Park, LLC
				---------------
		(Name of Small Business Issuer in its Charter)

   Delaware                                         94-3264115
   --------                                         -----------
(State or other jurisdiction of          (IRS Employer Identification No.)
incorporation or organization)

		      3055 Triad Drive, Livermore, CA 94550
		      -------------------------------------
		      (Address of principal executive offices)

Registrant's telephone number, including area code: (510)449-0606


The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997, as set forth in the pages attached hereto:

Part 1 - Item 1 (Notes to Condensed Financial Statements)

	In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Triad Park, LLC
				By: 3055 Management Corp., its Manager
Date: December 21, 1997


				By: /s/  JAMES R. PORTER
				    James R. Porter
				    Vice President, Secretary and
				    Chief Financial Officer


		AMENDMENT NO. 1 TO QUARTERLY REPORT ON 10-QSB
			FOR THE QUARTER ENDED JUNE 30, 1997

	Triad Park, LLC amends its Quarterly Report on Form 10-QSB for the quarter ended June 30, 1997. Footnote 2 should be changed as follows to clarify the fact that all information and footnotes required by generally accepted accounting principles for interim financial statements are provided in the original 10-QSB filing.

2. In the opinion of management, the unaudited interim financial statements as of June 30, 1997 and for the periods ended June 30, 1997 and 1996 include all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto presented in the Form 10-SB Information Statement (Amendment No.1) filed by the Company with the Securities and Exchange Commission on June 20, 1997 (Form 10-SB Information Statement). The balance sheet as of December 31, 1996 has been derived from the audited financial statements as of and for the three months ended December 31, 1996 and includes all information and footnotes required by generally accepted accounting principles for interim financial statements.