Form 10QSB/A
period 1997-09-30
TRIAD PARK LLC
filed 1997-12-23
CIK 1037037

CIK:  0001037037



			SECURITIES AND EXCHANGE COMMISSION
			    Washington, D.C.  20549

			      Form 10-QSB/A No. 1

Amendment No. 1 to Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997.

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


	The undersigned registrant hereby amends the following item of its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997, as set forth in the pages attached hereto:

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


		AMENDMENT NO. 1 TO QUARTERLY REPORT ON 10-QSB
		  FOR THE QUARTER ENDED SEPTEMBER 30, 1997

	Triad Park, LLC amends its Quarterly Report on Form 10-QSB for the quarter ended September 30, 1997. Footnote 2 should be changed as follows to clarify the fact that all information and footnotes required by generally accepted accounting principles for interim financial statements are provided in the original 10-QSB filing.

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