Form 10KSB
period 1997-12-31
TRIAD PARK LLC
filed 1998-03-27
CIK 1037037

CIK:  0001037037

		  SECURITIES AND EXCHANGE COMMISSION
			Washington, D.C.  20549

				Form 10-KSB

[X]   Annual report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1997.

				    OR

[__] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act:
			Membership Interests, no par value
			----------------------------------
			       (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [  ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $4,176,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 6, 1998 was $25,900,694 (computed by reference to the average bid and asked prices of such stock on March 6, 1998 as reported in the over-the-counter market.)

As of December 31, 1997, the registrant had outstanding 19,708,123 membership interests ("shares") with no par value.




				    PART I

Item 1.  DESCRIPTION OF THE BUSINESS

Summary

The Company was formed on February 10, 1997. The Company's manager is 3055 Management Corp., a California corporation ("Management Corp."). The Company's primary assets consist of three buildings and improvements (comprising 220,000 square feet) situated on approximately 15 acres of land in Triad Park, Livermore, California (the "Headquarters") and 292 acres of undeveloped land located in Triad Park (the "Land", the Land and the Headquarters, collectively the "Property"). The Company was formed to liquidate its investment in the Property. In the absence of any liquidation, the Company's principal business has been to own, operate, improve and maintain the Property.


History

Prior to the Company's formation, the real estate assets now owned by the company were owned by Triad Systems Corporation, a Delaware corporation ("Triad") and its wholly-owned subsidiary, 3055 Triad Dr. Corp, a California corporation ("3055 Triad Dr. Corp"). 3055 Triad Dr. Corp. was the owner of the Headquarters as well as a certain portion of the Land, and Triad was the owner of the remainder of the Land.

On October 23, 1996, Cooperative Computing, Inc., a Texas corporation ("CCI"), through a wholly owned subsidiary, commenced a tender offer (the "Offer") to purchase all of the outstanding shares of common stock of Triad. The Offer contemplated that, among other things, certain real property assets of Triad and 3055 Triad Dr. Corp. would be spun off to the shareholders of Triad in a dividend to be declared prior to the consummation of the Offer. The dividend was declared on February 26, 1997.

The Company was organized under the laws of the State of Delaware as a limited liability company on February 10, 1997 as a spin-off of Triad. At the time of the formation of the Company, 3055 Triad Dr. Corp., the owner of the Headquarters, was merged with and into Triad, with Triad being the surviving corporation. On February 27, 1997, the offer was consummated, CCI merged with Triad, and Triad became known as Cooperative Computing, Inc., a Delaware corporation, aka CCI/Triad ("CCI/Triad").

Business of the Company

The Company's shares are owned 99% by the former shareholders of Triad and 1% by Management Corp. The Management Corp is the exclusive operator of the Company's business except that certain actions require the approval of its Advisory Board (the "Advisory Board"). The members of the Company's Advisory Board are Stanley F. Marquis, James R. Porter, William W. Stevens and Martin W. Inderbitzen. Information regarding each member may be found under Part III, Item 9.

The Company's main objective is to liquidate its investment in the Property. In the meantime, the Company will own, operate improve and maintain the Property. The Company may enter into joint ventures with third parties for the purpose of disposing of the Property if the Advisory Board determines that such arrangements are appropriate to the purposes of the Company.

There can be no assurance that the Company will be successful in its efforts to dispose of the Property or that the Company will realize a profit from its activities. The Company will be subject to all of the market forces which impact the ownership and operation of real property, including market supply and demand, interest rates, local, regional and national economic conditions, local land use policies and restrictions, construction costs, competition from other sellers and landlords, and the effects of inflation. The Company is unable to predict the amount of time it will take to completely dispose of the Property and wind up the Company.

Item 2.  DESCRIPTION OF PROPERTY:

Pursuant to the certain Real Estate Distribution Agreement dated as of February 26, 1997 between Triad, 3055 Triad Dr. Corp., Management Corp. and the Company (the "Distribution Agreement"), Triad contributed to the Company certain of its real estate assets located in Livermore, California, consisting primarily of the Headquarters, subject to the existing first deed of trust, and the Land, subject to existing assessment bonds, and the right to certain refunds for infrastructure expenditures from the City of Livermore (the "Contribution").

In conjunction with the Contribution, the Company agreed in the Distribution Agreement to indemnify CCI/Triad against any claims relating to "Environmental Costs and Liabilities" include all costs, liabilities, losses, claims and expenses arising from or under any environmental law." The term "environmental law" is defined to include any applicable law regulating or prohibiting releases into any part of the natural environment, or pertaining to the protection of natural resources, the environment and public and employee health and safety including, among other laws, the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), the Hazardous Materials Transportation Act, the Resource Conservation and Recovery Act (RCRA), the Clean Water Act, the Clean Air Act, the Toxic Substances Control Act, and the Occupational Safety and Health Act, and any applicable state or local statutes.

Subject to certain limitations, the Company also agreed in the Distribution Agreement to indemnify CCI/Triad against certain taxes arising from, or relating to, among other things, any sale of the Property after October 17, 1996, the Company, the formation of the Company, the transfer by Triad or any affiliate of Triad of the Property to the Company, the assumption or refinancing of any liabilities with respect to the Property and the sale, exchange or distribution of interests in the Company by CCI/Triad.

As of December 31, 1997, the Property consisted of approximately 292 acres of unimproved land and the 220,000 (approximate) square feet of office space contained in three separate buildings situated on 15 acres of land occupied by CCI/Triad. The Property is located on the north side of Interstate 580 in the city of Livermore, California. The City of Livermore is located approximately 40 miles southeast of San Francisco.

All of the buildings are of concrete tilt-up construction and were built in 1987. Building G is a two story office building containing approximately 70,986 square feet. Building K is a 74,064 square foot single story research and development building and Building F is a single story industrial flex building of 74,768 square feet. The office build-out in Buildings K and F is 90 percent and 40 percent, respectively. The Company's management believes that the Headquarters is adequately insured. There are 689 parking spaces associated with the Headquarters. The parking area is landscaped and the areas between the buildings are improved as open courtyards, fenced with iron gates for controlled access. Although the buildings were primarily designed for owner occupancy, they were also designed to be flexible to allow multi-tenant occupancy.

The 292 acres of vacant land is divided into land use categories of residential, industrial/office flex, retail and open space. The residential portion consists of three lots comprising approximately 28.1 useable acres. The industrial/office flex portion is divided into six lots and contains approximately 103.7 acres. The retail/commercial portion is divided into ten lots and contains approximately 35.9 useable acres. The total useable area for these lots is approximately 141 acres. In addition, there are two lots, one of approximately 112 acres designated for open space or agricultural use and one lot of 4.54 acres dedicated for transportation improvements. Finally, approximately 7.8 acres are to be developed as public roadways. Approximately half the required offsite improvements are in place, funded through a combination of assessment bonds and community facility bonds. The construction of the remaining offsite improvements are expected to be funded through additional community facility bonds, as further described below in the final paragraph of this section. Several of the vacant land sites are in escrow and most of the remaining sites are subject to a first right of refusal contract.

Two residential lots, comprising 19.4 acres, are in escrow to be sold to a single purchaser for a total price of $2,900,000 plus current assessments and up to approximately $1,500,000 of future assessments on these lots and an adjacent lot. This transaction is subject to the satisfaction of several material conditions, and the closing is not assured.

One 19.3 acre lot is subject to a seven day right of first offer held by Lincoln Property Co., starting at $3.99 per square foot and increasing 5% per year, plus assessments. In addition, Lincoln Property Co. has the right of first offer on 8 lots plus the above mentioned lot.

The Livermore City Council by resolution has accepted the offer to dedicate the 4.54 acre parcel for transportation improvements. Thus, once the dedication is complete the Company will own approximately 287.5 acres of unimproved land.

The Property is partially improved with infrastructure improvements, including curbs, gutters, storm drains and typical utilities. A community facilities bond issue was completed on March 24, 1997, the proceeds of which funded the reimbursement to the Company of $1,485,000 for completed infrastructure, created a $600,000 security fund for future infrastructure obligations, and will fund $3,700,000 for in-progress infrastructure improvements. In addition, there are $7,000,000 of new bonds which are planned to be sold in the future to fund the remaining improvements required for completion of Triad Park. The current cost estimates for the required improvements indicate that the community facilities bond funding limits should be adequate to cover the expenses of the remaining items of improvement. However, design and engineering is not complete and there is a significant possibility that the actual cost of the improvements may be greater than estimated and may exceed the bond funding limit. Any shortfall in the bond funding will be borne by the Company or by purchasers of lots, which may have an adverse impact on the value of the Land. The remaining required improvements are scheduled to be completed by 2000.

Item 3.  LEGAL PROCEEDINGS

The Company was not a party to any lawsuit during the reporting period.

On Monday, March 16, 1998, TKG Acquisition Company, LLC ("TKG Acquisition") filed suit against the Company in the Delaware Court of Chancery (the
"Court"). The lawsuit was related to the Company's attempt to terminate the merger agreement between the company, TKG Acquisition, LLC and its sole and managing member, The Kontrabecki Group, Inc. ("TKG") dated February 1,
1998 (the "Merger Agreement").  In its suit, TKG Acquisition sought an order:
(i) temporarily, preliminarily and permanently enjoining the Company from taking any action to terminate the Merger Agreement based on a new acquisition proposal the Company received from Richard C. Blum & Associates, L.P. ("RCBA"),
(ii) temporarily, preliminarily and permanently enjoining the Company from taking any action to frustrate the right of the company's shareholders from considering and voting upon the Merger Agreement at a scheduled March 25, 1998, shareholders' meeting and (iii) specifically enforcing all of the terms and conditions fo the Merger agreement. TKG argued, among other things, that RCBA's financing is not fully committed and therefore the RCBA proposal cannot be considered a "Superior Proposal" (as defined in the Merger Agreement) because the language of Section 7.6(d) states that a Superior Proposal is one "for which financing, to the extent required, is then committed."

On Tuesday, March 17, 1998, the Court held a telephonic conference call regarding TKG's motion for a temporary restraining order. The Court granted TKG's request for a temporary restraining order on the basis that TKG had presented a "colorable claim" that the RCBA proposal did not constitute (i) a Superior Proposal, and (ii) that terminating the Merger Agreement based upon the RCBA proposal would constitute a breach of the Merger Agreement. On March 19,1998, the Court entered an order on TKG's motion for a temporary restraining order.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

				   PART II

Item 5. MARKET FOR MEMBERS EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information
The Shares are publicly traded, although the Shares are not registered for trading on any exchange. The Company is aware that bid and asked prices have been quoted over the Internet under the symbol "TDPK." The following table sets forth the range of high and low bid quotations per Share as quoted on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

						Bid Quotations
						--------------
1997                                            High    Low
----                                            -----   -----
Third Quarter (July 31 through September 30)    $1.26   $0.75
Fourth Quarter                                  $1.30   $1.25


(b) Holders
As of February 20, 1998, the Company had approximately 1,396 shareholders of record.

(c) Dividends
The Company has never paid a cash distribution on the Shares and does not anticipate paying any such distribution in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following Management's Discussion and Analysis is based upon and should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this annual report.

RESULTS OF OPERATIONS

Revenues generated from the leasing of the facilities located at 3055 Triad Drive were $2.5 million in the years ended September 30, 1996 and December 31, 1997 and $.6 million for the three month periods ended December 31, 1996 and 1995. These revenues are pursuant to a lease agreement in effect through February 2002. See "Management's Discussion and Analysis-Liquidity and Capital Resources." Revenues from land sales were $3.8 million during the year ended September 30, 1996. There were two land sales totaling $1.7 million during the year ended December 31, 1997. Revenues from land sales were $640,000 for the three months ended December 31,1996 with no land sales during the comparable period in the prior year. Overall gross margin was $2.4 million in the year ended December 31, 1997, a decrease of 31% compared to the gross margin of $3.5 million in the year ended September 30, 1996. The difference was attributed to a decline in the land sale revenue as well as lower margins in 1997. Gross margin for the three months ended December 31, 1996 was $678,000 compared to $491,000 for the three months ended December 31, 1995. The increase was directly attributed to land sales.

The Company had a net loss of $324,000 for the year ended December 31, 1997 compared to net income of $521,000 for the year ended September 30, 1996. The decrease is due principally to the reduction in land sale revenue as well as higher general and administrative expenses in 1997. The increase from a loss of $130,000 for the three months ended December 31, 1995 to a loss of $8,000 for the three months ended December 31, 1996 was due to the absence of land sales in the earlier period.

LAND SALES

As of December 31, 1997, the Company had approximately 292 acres of unimproved land remaining to be sold. Approximately 35.9 acres are zoned for retail/commercial use, 28.1 acres for residential use, and 103.7 acres for retail/light industrial/office use. The remaining acres are zoned for open space/agricultural and transportation purposes. The Company sold two parcels totaling 10.6 acres for $1.7 million during the year ended December 31, 1997. Four parcels totaling 25.5 acres were sold during the year ended September 30, 1996 for $3.8 million and one parcel of 4.1 acres for $640,000 during the three months ended December 31, 1996. There were no land sales during the three months ended December 31, 1995.

GROSS MARGIN

Land sale gross margins were 41% for the year ended September 30, 1996 compared to 29% for the year ended December 31, 1997. The percentage decline resulted from the cost of a required street extension and increased net assessment improvements. Likewise, there was a 29% gross margin on land sales for the three months ended December 31, 1996. Gross margins on rental income were approximately the same for all periods as the properties are subject to a triple net lease whereby substantially all operating expenses are paid by the tenant.

COSTS AND EXPENSES

Land-related sales expenses include broker commissions, escrow fees, etc., and totaled $369,000 for the year ended September 30, 1996 and $64,000 for the three months ended December 31, 1996. The sales expenses for the year ended December 31, 1997 were $108,000. The decrease from the year ended September 30, 1996 is a result of fewer land sales.

General and administrative expenses consist of property taxes and other general management and operational costs including costs necessary to maintain the appearance of the land in a marketable condition and personnel and overhead expenses required for the development, management and marketing of the properties. These expenses were $.7 million for the year ended September 30, 1996 compared to $1.1 million for the year ended December 31, 1997 with the increase attributed to increased legal and professional expenses. Operating expenses were similar for the quarters ending December 31, 1995 and 1996.

Interest expense consists of mortgage interest in the buildings and the bonded indebtedness incurred in connection with the development improvements and community services. Interest expense was approximately $1.9 million for the year ended September 30, 1996, compared to $1.6 million for the year ended December 31, 1997. The reduction is due to normal debt maturation. Interest expense for the quarters ending December 31, 1995 and 1996 was relatively unchanged at $472,000 and $449,000, respectively. See "Management's Discussion and Analysis-Liquidity and Capital Resources."

FUTURE OPERATING RESULTS
Future operating results are dependent upon the Company's ability to dispose of its real estate assets. Risks that affect real estate sales include, but are not limited to, the relative illiquidity of real estate investments, the ability to obtain entitlements from governmental agencies, changing tax assessments, compliance with environmental requirements, and general risks such as changes in interest rates and changes in local market conditions which affect real estate values. The future operating results may also be affected by the Company's relationship with CCI/Triad. These risks include, but are not limited to, the indemnification agreement between the Company and CCI/Triad, potential conflicts of interest within the management and representation of the Company and CCI/Triad, and reliance upon CCI/Triad lease payments for the Company's financial performance.

On September 9, 1997, the Company entered into an Agreement of Merger with
TPL Acquisition, LLC and Richard C. Blum Associates, LP, a California limited partnership ("RCBA"), subject to approval of the Members, in which TPL Acquisition, LLC would have merged with and into the Company and each share would have been converted into the right to receive a cash payment of $1.32 per share from RCBA or TPL Acquisition, LLC. On February 1, 1998, the Company notified RCBA that it was terminating the Merger Agreement pursuant to a provision contained in the Merger Agreement allowing either party to terminate should the merger fail to be consummated on or prior to January 31, 1998.

     On February 1, 1998, the Company entered into an Agreement of Merger with The Kontrabecki Group, Inc., a California corporation("TKG"), and TKG Acquisition Company LLC, a Delaware limited liability corporation whose sole and managing member is TKG ("Acquisition LLC"), subject to approval of the Members, in which Acquisition LLC will be merged with and into the Company and each outstanding share will be converted into the right to receive a cash payment of $1.65125 per share from TKG or Acquisition LLC. Following the merger of Acquisition LLC and Triad Park, LLC, all obligations and contingent liabilities of Triad Park, LLC will remain with Triad Park, LLC as the surviving company in the merger and will not become obligations or liabilities of the Members. If the Merger is not consummated on or before March 31, 1998, either Acquisition LLC or the Company may terminate the Agreement of Merger provided that certain conditions are met. Under certain circumstances, the Company is obligated to pay a termination fee of $1.2 million to Acquisition LLC. A copy of the Agreement of Merger was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 9, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's ability to continue funding its current business will depend upon the timing and volume of land sales, without taking the merger of the Company and TKG into account. Receipts from rental of its buildings under the existing lease agreements are expected to be sufficient to fund mortgage obligations for the foreseeable future. Currently, there is a lease agreement for the Company's buildings in effect through February 2002 with an option to renew for an additional term of five years. All expenses related to the buildings are paid by the tenant as required by the "triple net lease". The Company's ability to repay the remaining assessment district debt and operating expenses are dependent in part on making future land sales. To the extent additional working capital is required, management expects that it will have sufficient borrowing capacity to finance any needs which may arise in the ordinary course of business.

On March 24, 1997, the City of Livermore completed the sale of Mello-Roos bonds which raised a total of $9,070,000 in new funds, of which approximately $6,944,000 encumbered property owned by the Company. The proceeds were designated to refinance $2,255,000 of prior bonded indebtedness, to fund the reimbursement to the Company of approximately $2,045,000 of previously completed improvements, to provide funds of approximately $3,700,000 to complete improvements required by various agreements with the City of Livermore and others, to pay financing expenses of $610,000 and to create a reserve fund of approximately $673,000. Of the indebtedness, approximately $5,218,000 was an additional encumbrance to the property owned by the Company and $1,726,000 refinanced existing debt. In the quarter ended June 30, 1997, the Company received approximately $1,485,000 from the City of Livermore as reimbursement for previously completed projects totaling $2,085,000, net of a surety deposit of $600,000. In the quarter ended December 31, 1997, the Company received an additional $177,000 for completion of a designated project. The amounts received were recorded as reductions to the assessment receivable.

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


Item 7. FINANCIAL STATEMENTS

				TRIAD PARK, LLC
		     (A DELAWARE LIMITED LIABILITY COMPANY)

				 BALANCE SHEETS
		 (AMOUNTS SHOWN IN THOUSANDS EXCEPT SHARE DATA)

					       DECEMBER 31,    DECEMBER 31,
						   1996            1997
					       ------------    ------------

		ASSETS
Cash                                            $    --         $ 1,249
Land                                             27,876          27,634
Property, plant and equipment                    12,362          12,520
Assessments receivable                            2,091           1,667
Property development commitments                     --           3,031
Prepaid expenses and other assets                    --             477
						-------         -------
Total assets                                    $42,329         $46,578
						=======         =======
      LIABILITIES AND MEMBERS' EQUITY
Debt                                            $18,840         $21,891
Other liabilities                                    --             631
						-------         -------
Total liabilities                                18,840          22,522
						-------         -------
Commitments and contingencies (Note 9)
Members' shares; no par value; 19,708,123
  shares outstanding at December 31, 1997            --              --
Members' equity                                  23,489          24,056
						-------         -------
Total liabilities and members' equity           $42,329         $46,578
						=======         =======

 The accompanying notes are an integral part of these financial statements.


				TRIAD PARK, LLC
		     (A DELAWARE LIMITED LIABILITY COMPANY)

			    STATEMENTS OF OPERATIONS
	       (AMOUNTS SHOWN IN THOUSANDS EXCEPT PER SHARE DATA)

					THREE MONTHS ENDED
			   YEAR ENDED      DECEMBER 31,     FOR THE YEAR ENDED
			 SEPTEMBER 30,  ------------------       DECEMBER 31,
			      1996        1995      1996            1997
			--------------   -------   -------   ------------------
					UNAUDITED
Revenues:
  Rental income              $2,506      $  627    $  627          $2,506
  Land sales                  3,795          --       640           1,670
			     ------       ------    ------          ------
  Total revenues              6,301         627     1,267           4,176
  Depreciation of
    rental property             547         136       137             557
  Cost of land sold           2,231          --       452           1,192
			     ------      ------    ------          ------
  Gross Margin                3,523         491       678           2,427
			     ------      ------    ------          ------
Costs and Expenses:
  Sales expenses                369          --        64             108
  General and
   administrative               723         162       174            1,075
			     ------      ------    ------           ------
  Total costs and expenses    1,092         162       238            1,183
			     ------      ------    ------           ------
  Operating income            2,431         329       440            1,244
Interest expense              1,857         472       449            1,577
			     ------      ------    ------           ------
  Income (loss) before
    provision for (benefit
    from) income taxes          574        (143)       (9)            (333)
Provision for (benefit from)
    income taxes                 53         (13)       (1)              (9)
			     ------      ------    ------           ------
  Net income (loss)          $  521      $ (130)   $   (8)          $ (324)
			     ======      ======    ======           ======
  Net income (loss)
    per share                $ 0.03      $(0.01)   $(0.00)          $(0.02)
			     ======      ======    ======           ======
  Shares used in per share
    calculation  (a)         19,708      19,708    19,708           19,708
			     ======      ======    ======           ======

---------------

(a) The number of shares used to compute earnings per share assumes that shares issued in connection with the spin-off were outstanding for all periods presented.

  The accompanying notes are an integral part of these financial statements.


				TRIAD PARK, LLC
		     (A DELAWARE LIMITED LIABILITY COMPANY)

			 STATEMENTS OF MEMBERS' EQUITY
		     FOR THE YEARS ENDED SEPTEMBER 30, 1996
		      AND DECEMBER 31, 1997 AND THE THREE
			 MONTHS ENDED DECEMBER 31, 1996
				 (IN THOUSANDS)

						UNDISTRIBUTED
				  UNALLOCATED      EARNINGS    TOTAL MEMBERS'
				    CAPITAL        (LOSSES)         EQUITY
				  -----------   -------------   -------------
Balance, September 30, 1995         $29,319        $(5,222)         $24,097
  Distributions                        (988)            --             (988)
  Net income                                           521              521
				    -------        -------          -------
Balance, September 30, 1996          28,331         (4,701)          23,630
  Distributions                        (133)            --             (133)
  Net loss                                              (8)              (8)
				    -------        -------          -------
Balance, December 31, 1996           28,198         (4,709)          23,489
  Contributions                         891             --              891
  Net loss                                            (324)            (324)
				    -------         -------          -------
Balance, December 31, 1997          $29,089        $(5,033)         $24,056
				    =======        =======          =======

  The accompanying notes are an integral part of these financial statements.



				TRIAD PARK, LLC
		     (A DELAWARE LIMITED LIABILITY COMPANY)

			    STATEMENTS OF CASH FLOWS
			  (AMOUNTS SHOWN IN THOUSANDS)

						 YEAR ENDED      THREE MONTHS ENDED      YEAR ENDED
						SEPTEMBER 30,       DECEMBER 31,        DECEMBER 31,
						    1996           1995        1996         1997
						-------------      ----       ------    ------------
								 UNAUDITED
Cash flows from operating activities:
Net income (loss)                                  $   521         $(130)     $   (8)     $  (324)
Gain from sale of land                              (1,194)           --        (124)        (490)
Depreciation and amortization                          567           141         143          640
Provision for doubtful accounts                         --            --          --           65
Changes in assets and liabilities:
  Increase in prepaid expenses and other
     assets                                             --            --          --         (539)
  Increase in other liabilities                         --            --          --          631
						   -------         -----      ------      -------
	  Net cash provided by (used in)
	    operating activities                      (106)           11          11          (17)
						   -------         -----      ------      -------
Cashflows from investing activities:
Land sales                                           3,523            --         576        1,561
Investment in property, plant and equipment            (15)           (3)         --         (113)
Acquisition of land                                   (972)           --          --           --
Land improvements                                     (146)          (38)        (30)         (14)
Assessment district improvements                      (214)          (80)        (18)      (1,303)
						   -------         -----      ------      -------
	  Net cash provided by (used in)
	    investing activites                      2,176          (121)        528          131
						   -------         -----      ------      -------
Cash flows from financing activities:
Repayment of debt                                   (1,082)         (443)       (406)      (1,418)
Reimbursement for property improvements                 --            --          --        1,662
Members' contribution (distribution) net of
  note receivable                                     (988)          553        (133)         891
						   -------         -----      ------      -------
	  Net cash provided by (used in)
	    financing activities                    (2,070)          110        (539)       1,135
						   -------         -----      ------      -------
Net increase in cash                                    --            --          --        1,249
Cash, beginning of period                               --            --          --           --
						   -------         -----      ------      -------
Cash, end of period                                $    --         $  --      $   --      $ 1,249
						   =======         =====      ======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
Cash paid during the year for:
Interest                                           $ 1,857         $ 472      $  449      $ 1,735
						   -------         -----      ------      -------
Income taxes                                       $    53         $  --      $    5      $    --
						   -------         -----      ------      -------
NONCASH INVESTING AND FINANCIAL ACTIVITY:
Land reclassified from (to) property, plant
  and equipment to (from) land for resale          $    --         $  --      $5,672      $  (444)
						   -------         -----      ------      -------
Bond issuance resulting in increased
  assessment district improvements and related
  debt                                             $    --         $  --      $   --      $ 5,218
						   -------         -----      ------      -------
Assessment district improvements and related
  debt transferred upon sale                       $ 1,348         $  --      $  224      $   850
						   -------         -----      ------      -------

  The accompanying notes are an integral part of these financial statements.


				TRIAD PARK, LLC
		  (a Delaware limited liability company)
			NOTES TO FINANCIAL STATEMENTS

1.   Description of Business and Basis of Presentation:

Triad Park, LLC (the Company) is a Delaware limited liability company organized to effect the spin-off of certain real estate assets and related liabilities of Cooperative Computing, Inc., a Delaware Corporation, formerly known as Triad Systems Corporation (Triad). On October 17, 1996 Triad signed a definitive merger agreement with Cooperative Computing, Inc.
(CCI), a Texas corporation, and its affiliate, CCI Acquisition Corp. (CAC), a Delaware corporation, under which CCI, through CAC, would acquire Triad. Pursuant to the terms of the merger agreement, CCI, through CAC, commenced a cash tender offer for all outstanding shares of Triad at a price of $9.25 per share on October 23, 1996. As a condition precedent to completion of the merger, Triad arranged for the spin-off of certain real estate assets and related liabilities (the Predecessor Business) to Triad stockholders.

On February 27, 1997, immediately prior to completion of the tender offer, Triad contributed such assets and related liabilities to the Company which were recorded by the Company based on historical cost of the Predecessor Business. Under the terms of the Real Estate Distribution Agreement (the Agreement), all indebtedness of Triad or any of its subsidiaries secured, in whole or in part, by any of the contributed assets have been assumed by the Company. Stockholders of Triad received one Triad Park LLC membership interest for each share of Triad common stock held as of February 26, 1997, the Distribution Record Date.

The Company's operations include the ownership and management of the spun-off real estate assets, all of which are located in Livermore, California, for their orderly liquidation and distribution of related net proceeds to the holders of membership interests ("Members"). The Company's shares are owned 99% by the former shareholders of Triad and 1% by 3055 Management
Corp ("the Manager"). The Manager is responsible for management and control of the business of the Company, subject to certain required approvals of the Advisory Board. The Members may elect or vote to remove members of the Advisory Board.

The Company will be dissolved upon the earlier of a majority vote to dissolve the Company or upon the sale or other disposition of all or substantially all of the assets and properties of the Company and distribution of the proceeds to the members. The financial statements presented herein include the financial position, results of operations and cash flows of the Predecessor Business through February 27, 1997 as if the Company had existed as a corporation separate from Triad with all periods presented on a historical basis and may not be indicative of actual results of operations and financial position of the Company as an independent stand-alone entity. The statements of operations through February 27, 1997 reflect certain expense items incurred by Triad which are allocated to the Company on a basis which management believes represents a reasonable allocation of such costs. These allocations consist primarily of corporate expenses such as management and accounting services. Expenses related to the normal recurring management activities of the Company through February 27, 1997 have been allocated based on an estimate of Triad personnel time dedicated to the operations and management of the Company. Separate information for the period from January 1, 1997 to February 27, 1997 is not presented due to the immateriality of operating results and changes in financial position during this period.

2.   Summary of Significant Accounting Policies:

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from those estimates.


LAND:

Land held for resale includes developed lots, land underdeveloped and raw land. Land held for resale is carried at the lower of cost or market. The cost of development of building lots includes the land, the related costs of development (planning, survey, engineering and other) and interest costs during development, all of which are capitalized. The carrying costs of property held for resale, interest expense, property taxes and other are expensed. Common costs are allocated based on square footage and relative market value.

PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized using the straight-line method over their estimated useful lives or the lease term, whichever is less. As property, plant and equipment are disposed of, the asset cost and related accumulated depreciation or amortization are removed from the accounts, and the resulting gains or losses are reflected in operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

Carrying amounts of certain of the Company's financial instruments including cash, assessments receivable, accounts payable and other accrued liabilities approximate fair value due to their short maturities. Based on borrowing rates currently available to the company for loans with similar terms, the carrying value of mortgage obligations and assessment district improvement bond obligations also approximate fair value.

DEBT ISSUANCE COSTS:

The unamortized costs associated with the issuance of debt are recorded with the associated liability. Amortization is computed according to the interest method for debt issuance costs and is included in interest expense. Upon retirement of remaining principal balances, the associated unamortized costs are reflected in operations.

REVENUE RECOGNITION:

Profits on sale of developed lots, developed land and raw land are recognized in accordance with standards established for the real estate industry which generally provide for deferral of all or part of the profit on a sale if the buyer does not meet certain down payment requirements or certain other tests of the buyer's financial commitment to the purchase, or the Company is required to perform significant obligations subsequent to the sale. Cost of land sold includes an allocated portion of acquisition and development costs along with sales commissions, closing costs and other costs specifically related to the sale.

INCOME TAXES:

The Company does not provide for income taxes as all income and losses are allocated to the members for inclusion in their respective state and federal tax returns. Prior to the quarter ending December 31, 1997, the company had elected to be treated as a taxable entity in the state of California. During the calendar quarter ending December 31, 1997, legislation was enacted retroactive to January 1, 1997 requiring an entity to use the same election for both federal and state purposes. The Company changed its election to comply with this legislation.

UNAUDITED INTERIM PERIOD ENDED DECEMBER 31, 1995:

In the opinion of management, the unaudited interim financial statements for the three months ended December 31, 1995 include all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation.

FISCAL YEAR:

As a limited liability corporation, the Company is treated as a partnership for federal income tax purposes and is therefore required to use a calendar based fiscal year end whereas Triad had a fiscal year based on the twelve months ending on September 30 of each year. Accordingly, the accompanying financial statements include audited financial statements for the three-month transition period ending December 31, 1996. Unaudited financial statements are presented for the three-month period ended December 31, 1995 for comparative purposes only.

NET INCOME (LOSS) PER SHARE:

The number of shares used to compute earnings per share assumes that shares issued in connection with the spin-off were outstanding for all periods presented. Net income (loss) per share has been computed in accordance with SFAS 128. Basic net income (loss) per share is computed using the weighted average common shares outstanding during the period and are presented for all periods as if the spin-off had occurred at the beginning of the earliest period presented. Basic and diluted net income per share are the same for all periods presented.

3.   Related Party Agreement:

The Company's developed commercial property, consisting of three buildings and improvements on approximately 15 acres, is occupied by Triad under a lease agreement that provides for annual rent of $2,505,720 payable monthly in advance through February 1999 and prevailing market rate thereafter, providing that annual rental shall not fall below the rate in effect at the date of renegotiation nor exceed 120% of such rental rate. Payments under the lease are on a "net lease" basis, free of any impositions and with out abatement, deduction or set-off. The tenant is required to pay all impositions (e.g. taxes, assessments, water and sewer charges, excises, levies, etc.) in addition to the annual rent.

Certain officers of the Company are also officers or employees of Triad. The stock of 3055 Management Corp. is owned by two of Triad's current or former directors. In February 1997, in connection with the Company's capitalization, a promissory note of $142,000 was received from 3055 Management Corp. for purchase of 1% of the membership interests. This note was redeemed as of the quarter ended December 31, 1997.

4.   Land:

Land consists of property in Livermore, California, classified by planned use as follows (Dollars shown are in thousands and acreage is approximate.):

     Use Classification              December 31,1996        December 31,1997
				       Acreage/Cost            Acreage/Cost
				       ------------            ------------

     Residential                       28.1  $  4,029          28.1  $ 4,311
     Retail/commercial                 35.9     4,797          35.9    5,788
     Retail/industrial/office         114.3    17,925         103.7   16,570
     Open space/agricultural          112.0        --         112.0       --
     Transportation                    12.3     1,125          12.3      965
				     ------    ------        ------   ------
				      302.6   $27,876         292.0  $27,634
				     ======   =======        ======  =======

5.   Property, Plant and Equipment:

Property, plant and equipment consist of the following (in thousands):

				      December 31,1996        December 31,1997
				      ----------------        ----------------
Building and leasehold improvements        $16,317                  $16,429
Less accumulated depreciation               (4,932)                  (5,488)
					   -------                  -------
					    11,385                   10,941
Land                                           977                    1,579
					   -------                  -------
					   $12,362                  $12,520
					   =======                  =======

The above facilities and land are all subject to a lease agreement with Triad for use as their headquarters (see Note 3).

During 1997, assessment projects were funded and the prorata portion, $158,000, was capitalized to land included in property, plant and equipment. In addition, a change in the valuation by the tax assessor resulted in a $444,000 reclassification which increased the land associated with property, plant, and equipment and decreased land for resale by the same amount.

6.   Debt:

Long-term debt consists of the following (in thousands):

				      December 31,1996        December 31,1997
				      ----------------        ----------------
Mortgage loan payable, bearing
interest at 9.9% and maturing
through 2003                                $9,749                   $8,680

Assessment district improvement
bonds bearing interest rates ranging
from 4.5% to 7.25% and maturing
through 2022                                 9,228                   13,328

Unamortized debt issuance costs               (137)                    (117)
					   -------                  -------
					   $18,840                  $21,891
					   =======                  =======

The interest rate on the mortgage financing for the Livermore headquarters facility may be adjusted at the option of the lender in 1998 and could impact the interest rate from 1999 to its maturity in 2003. Borrowings are collateralized by the land and buildings and are payable in monthly installments.

A portion of the Company's land for resale and the parcel retained for its facilities are part of assessment districts and are subject to bonded indebtedness incurred in connection with the development of improvements and community services. Semiannual principal and interest payments on the bonds are required as long as the parcels are owned by the Company. As the Company sells land, the corresponding obligation will be assumed by the new owners.

On March 24, 1997, the City of Livermore entered into a Bond Indenture and issued an additional $9,070,000 in new funds from the sale of community facility bonds. At that time the Company owned 76.56% of the property related to this Issuance. The Company's portion of the bond issuance was designated for approximately $5,218,000 of additional debt and $1,726,000 for the refinancing of existing debt. The Company recorded the net additional debt as a liability.

7.   Members Equity:

Members have the right to vote on certain matters of the Company including the election and removal of Advisory Board members, merger with or into another business entity and dissolution of the Company. All the issued and outstanding membership interests are fully paid and nonassessable. Holders of membership interests do not have preemptive or conversion rights, nor rights to redemption or sinking fund provisions by the Company. In the event of any liquidation, dissolution or winding up of the Company, the holders of the membership interests are entitled to distribution in any assets remaining after payment of all debts and liabilities.

8.   Significant Customers:

The Company had land sales to four customers during the year ended
September 30, 1996 and one customer during the three months ended December 31, 1996. The Company had land sales to two customers during the year ended December 31, 1997.

9.   Contingencies:

Under the terms of the Distribution Agreement (see Note 1), the Company will indemnify and hold Triad and its subsidiaries harmless from and against loss, cost, damage or expense arising out of or related to any failure of the Company to discharge the obligations specified in the Agreement. The Company will indemnify and hold Triad and its subsidiaries harmless from and against any taxes attributed to, arising out of or relating to the Company, its formation, the transfer of contributed assets, the assumption or refinancing of liabilities with respect to the contributed assets, the sale, exchange, distribution, dividend or other disposition of interests of the Company by Triad or its subsidiaries.

To support its ability to fund the indemnity commitment to Triad, the Company has agreed to maintain net assets with a minimum market value of $2,350,000 based upon the most recent appraised value of the Company's then existing real property assets until 60 days after the expiration of all statutes of limitation related to the collection of taxes related to the transactions contemplated by the Agreement (estimated to be approximately four years). Triad may cause the real property to be appraised at any time and the Company must pay one half of the expense if the most current calculation of net worth is less than $4,000,000. Compliance with these requirements may limit the Company's ability to make distributions to members.

The Company is obligated to undertake an estimated additional $7,000,000 in improvements to its land held for resale in connection with its approved development plan. The City of Livermore has indicated that it is willing to reimburse the Company for such improvements by means of a bond financing. Historically, the City of Livermore has been able to successfully sell its bond offerings and the current estimates for required improvements indicate that bonded funding limits will be adequate to cover the remaining items of improvement. However, the actual costs of the improvements may be greater than estimated and may exceed the bond funding limit. Alternatively, if the City of Livermore is unsuccessful in completing a bond offering, it is possible the Company would not receive any reimbursement for such improvements. Any shortfall in the bond funding will be borne by the Company or by purchasers of lots, which may have an adverse effect on the value of the land.

10.  Recent Accounting Pronouncements:

In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standard No. 130 (SFAS 130), "Reporting Comprehensive Income", which requires a separate financial statement showing changes in comprehensive income, is effective for financial statements issued for fiscal years beginning after December 15, 1997. SFAS 130 requires reclassification of all prior-period financial statements for comparative purposes. The Company is evaluating alternative formats for presenting this information, but does not expect this pronouncement to materially impact the Company's results of operations.

In July 1997, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information", which requires companies to report certain information about operating segments, including certain information about their products, services, the geographic areas in which they operate and their major customers. This statement supersedes FASB Statements Nos. 14, 18, 24, 30. SFAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is evaluating the requirements of SFAS 131 and the effects if any, on the Company's current reporting and disclosures.

11.  Subsequent Event

On September 9, 1997, the Company entered into an Agreement of Merger with
TPL Acquisition, LLC and Richard C. Blum Associates, LP, a California limited partnership ("RCBA"), subject to approval of the Members, in which TPL Acquisition, LLC would have merged with and into the Company and each share would have been converted into the right to receive a cash payment of $1.32 per share from RCBA or TPL Acquisition, LLC. On February 1, 1998, the Company notified RCBA that it was terminating the Merger Agreement pursuant to a provision contained in the Merger Agreement allowing either party to terminate should the merger fail to be consummated on or prior to January 31, 1998.

     On February 1, 1998, the Company entered into an Agreement of Merger with The Kontrabecki Group, Inc., a California corporation("TKG"), and TKG Acquisition Company LLC, a Delaware limited liability corporation whose sole and managing member is TKG ("Acquisition LLC"), subject to approval of the Members, in which Acquisition LLC will be merged with and into the Company and each outstanding share will be converted into the right to receive a cash payment of $1.65125 per share from TKG or Acquisition LLC. Following the merger of Acquisition LLC and Triad Park, LLC, all obligations and contingent liabilities of Triad Park, LLC will remain with Triad Park, LLC as the surviving company in the merger and will not become obligations or liabilities of the Members. If the Merger is not consummated on or before March 31, 1998, either Acquisition LLC or the Company may terminate the Agreement of Merger provided that certain conditions are met. Under certain circumstances, the Company is obligated to pay a termination fee of $1.2 million to Acquisition LLC. A copy of the Agreement of Merger was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on February 9, 1998.



REPORT OF INDEPENDENT ACCOUNTANTS

To the Members of
Triad Park, LLC:

     We have audited the accompanying balance sheet of Triad Park, LLC (a Delaware limited liability company) as of December 31, 1997, and the related statements of operations, changes in members' equity and cash flows for the year then ended. We have also audited the balance sheet at December 31, 1996 and the related statements of operations, changes in members' equity and cash flows of the Predecessor Business (See Note 1) for the year ended September 30, 1996 and the three months ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Triad Park, LLC
(a Delaware limited liability company) as of December 31, 1997 and the results of its operations and cash flows for the year then ended, in conformity with generally accepted accounting principles. Also in our opinion, the financial statements of the Predecessor Business referred to above present fairly, in all material respects, the financial position of the Predecessor Business as of December 31, 1996 and the results of its operations and its cash flows for the year ended September 30, 1996 and the three months ended December 31, 1996, in conformity with generally accepted accounting principles.

					       /s/ COOPERS & LYBRAND LLP

San Jose, California
February 27, 1998



Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

				  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

    Certain information concerning the directors and executive officers of the Company is set forth below. Unless otherwise indicated, each such person is a citizen of the United States and the address of each such person is that of the Company. The names, ages, principal occupations and employment history for the past five years of the members of the Advisory Board and executive officers of the Company, and the Board of Directors and executive officers of the Management Corp. are set forth below.

    James R. Porter, 61, has been a member of the Company's Advisory Board since the Company's inception in February, 1997, and has been a director and Vice President of the Management Corp. since its inception in February, 1997. He is Chairman of the Board of CCI/Triad. He was President and Chief Executive Officer of Triad from September, 1985 until its merger with Cooperative Computing, Inc. in February, 1997. He is also a director of Silicon Valley Bank, Brock International, Inc. and Cellular Technical Services, Inc.

    William W. Stevens, 65, has been a member of the Company's Advisory Board since the Company's inception in February, 1997, and has been a director and Chairman of the Management Corp. since its inception in February, 1997. He was Chairman of the Board of Triad from 1972 until its merger with Cooperative Computing, Inc. in February, 1997. He is the founder of Triad and was its President and Chief Executive Officer from its inception until September, 1985.

    Stanley F. Marquis, 54, has been a member of the Company's Advisory Board since the Company's inception in February, 1997. He was President of Triad Systems Financial Corporation from August, 1983 until June 30, 1997.
Mr. Marquis was also Treasurer of Triad from September, 1987 until June 30, 1997, and was its Vice President, Finance from December, 1994 until March, 1997.

    Martin W. Inderbitzen, 45, has been a member of the Company's Advisory Board since March, 1997. He has been a member of the State Bar of California since 1976, maintaining a private general civil law practice since that time. His practice has emphasized land use entitlement and zoning work almost exclusively for the past ten years.

    Larry D. McReynolds, 52, has been the President of the Company since its inception in February, 1997. He joined Triad in September, 1984 as its Manager, Facilities and became Manager, Real Estate and Facilities in June, 1992. In July, 1994 he also assumed responsibility for Triad's Office Services. He is currently employed in similar capacities for CCI/Triad.

Item 10. EXECUTIVE COMPENSATION

The Manager is entitled to receive an annual fee from the Company equal to 2% of the net income, if any, allocated to the Manager (in its capacity as a Share Holder) for the preceding fiscal year. This fee is intended to compensate the Manager for the additional California corporate income tax it will pay on its share of the Company's income. The LLC Agreement permits the payment of additional compensation to the Manager, with the approval of the Advisory Board. No additional compensation has been approved and none is contemplated at the present time. There was no fee owed or paid for the period ending December 31, 1997.

Members of the Advisory Board are entitled to receive reimbursement of expenses and an annual retainer fee of $10,000, payable quarterly, plus a fee of $750 for each meeting and $250 for each telephonic meeting of the Advisory Board which they attend, as compensation for their services as members of the Advisory Board.

The following table sets forth the executive compensation paid by the Company. The President of the company is also the facilities director for CCI/Triad, and splits his time equally between the Company and CCI/Triad. The Company reimburses CCI/Triad for 50% of his salary and 100% of his earned bonus. The reimbursement paid by the Company for the period from inception to December 31, 1997 is presented below. There are no other executive officers of the Company.

Name and Principal Position             Year             Salary     Bonus
---------------------------             ----             ------     -----
Larry D. McReynolds, President          1997            $45,000    $7,308


Item 11. SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information, as of December 31, 1997, with respect to the beneficial ownership of Shares by (i) all persons known by the Company to beneficially own more than 5% of the outstanding Shares,
(ii) each Advisory Board member of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. For purposes of this table, beneficial ownership of securities is defined in accordance with the rules of the Commission and means generally the power to vote or dispose of securities, regardless of any economic interest therein. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the Shares indicated.


					 Amount and Nature
Name and Address of                    of Beneficial Ownership
Beneficial Owner                              of shares        Percent of Class
-------------------                    ----------------------- ----------------
Richard C. Blum                            2,012,158(2)               10.2%
 909 Montgomery Street, Suite 400
 San Francisco, CA 94133
Manchester Securities Corp                 1,914,760(3)                9.7%
 712 Fifth Avenue
 New York, NY 10019
Farallon Capital Management, L.L.C.        1,569,900(4)                8.0%
 One Maritime Plaza, Suite 1325
 San Francisco, CA 94111
Mentor Partners, L.P.                      1,384,563(5)                7.0%
 500 Park Avenue
 New York, NY  10022
Pioneering Management Corporation          1,237,950                   6.3%
 60 State Street
 Boston, MA 02109
Gabelli Funds, Inc.                        1,031,200(6)                5.2%
 One Corporate Center
 Rye, New York 10580-1434
James R. Porter                              828,664                   4.2%
 3055 Triad Drive
 Livermore, CA 94550
William W. Stevens                           324,154(7)                1.6%
 3055 Triad Drive
 Livermore, CA 94550
3055 Management Corp                         199,072(8)                1.0%
 3055 Triad Drive
 Livermore, CA 94550
Stanley F. Marquis                           136,824                   0.7%
 3055 Triad Drive
 Livermore, CA 94550
Larry D. McReynolds                           19,317                   0.1%
 3055 Triad Drive
 Livermore, CA 94550
Martin W. Inderbitzen                              0                     0%
 3055 Triad Drive
 Livermore, CA 94550

All Executive Officers and Advisory
 Board Members as a Group                  1,508,031                   7.7%


(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all Shares shown as beneficially owned by them, subject to community property laws, where applicable.

(2) Richard C. Blum ("Mr. Blum") is a controlling person and Chairman of Richard C. Blum & Associates Inc. ("Inc."), which is the general partner of Richard Blum & Associates LP ("LP"). These Shares are directly owned by three limited partnerships for which LP is the general partner (BK Capital Partners II, 111,111 Shares; BK Capital Partners III, 500,000 Shares; and BK Capital Partners IV, 1,387,047 Shares). Mr. Blum disclaims beneficial ownership of these securities except to the extent of his pecuniary interest thereof.

(3) Manchester Securities Corp. is wholly-owned by Elliott Associates, L.P. ("Elliott"). Paul E. Singer ("Singer") and Braxton Associates, L.P., a New Jersey limited partnership, which is controlled by Singer, are the general partners of Elliott.

(4) Includes 1,363,200 Shares held by Farallon Capital Partners, L.P. ("FCP") and 206,700 Shares held by Tinicum Partners, L.P. ("Tinicum"). Farallon
    F. Partners, L.L.C. ("FPLLC") is the General Partner of FCP and
    Tinicum. Thomas Steyer is the senior managing member of FPLLC.

(5) Mentor Partners, L.P. is a limited partnership whose general partner is WTG & Co., L.P. (the "General Partner"). The general partner of the General Partner is D.Tisch & Co., Inc., all of the common stock of which is owned by Daniel R. Tisch.

(6) Includes 205,000 Shares held by GAMCO Investors, Inc., 169,900 Shares held by Gabelli Performance Partnership L.P. and 656,300 Shares held by Gabelli Associates Fund. Mario J. Gabelli is the Chairman, Chief Executive Officer and Chief Investment Officer of Gabelli Funds, Inc.

(7) Includes 324,154 Shares held as tenant-in-common with Virda J. Stevens.

(8) In addition to the totals shown in the above table, Messrs. Porter and Stevens are deemed to be the beneficial owners of 199,072 Shares by virtue of their respective 50% equity ownership in 3055 Management Corp.


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On September 9, 1997, the Company entered into an Agreement of Merger with
TPL Acquisition, LLC and Richard C. Blum Associates, LP, a California limited partnership ("RCBA"), subject to approval of the Members, in which TPL Acquisition, LLC would have merged with and into the Company and each share would have been converted into the right to receive a cash payment of $1.32 per share from RCBA or TPL Acquisition, LLC. On February 1, 1998, the Company notified RCBA that it was terminating the Merger Agreement pursuant to a provision contained in the Merger Agreement allowing either party to terminate should the merger fail to be consummated on or prior to January 31, 1998. RCBA and related entities hold 10.2% of the outstanding shares of the Company.


Item 13. EXHIBITS AND REPORTS ON FORM 8-K

Item 13 (a)  Exhibit Index

     The exhibits filed herewith are listed in the "Index to Exhibits" on page 29 of this Form 10-KSB and are incorporated here by reference.


Item 13 (b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the Commission) on December 9, 1997, which disclosed that the Company had changed its fiscal year end from one ending on September 30 to a fiscal year ending December 31. Revised financial statements were filed concurrently with the Form 8-K in the Company's amended
Schedule 14A.



				  SIGNATURES



In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				   Triad Park, LLC
				   By:  3055 Management Corp., its Manager
Date: March 27, 1998
				   By:  /s/ JAMES R. PORTER
				   James R. Porter
				   Vice President, Secretary and
				   Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

				   By:  /s/ LARRY D. MCREYNOLDS
				   Larry D. McReynolds, President
				   March 27, 1998

				   By:  /s/ STANLEY F. MARQUIS
				   Stanley F. Marquis, Advisory Board Member
				   March 27, 1998

				   By:  /s/ JAMES R. PORTER
				   James R. Porter, Advisory Board Member
				   March 27, 1998

				   By:  /s/ WILLIAM W. STEVENS
				   William W. Stevens, Advisory Board Member
				   March 27, 1998

				   By:  /s/ MARTIN W. INDERBITZEN
				   Martin W. Inderbitzen, Advisory Board Member
				   March 27, 1998







EXHIBIT INDEX

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

4.  Instruments defining the rights of security holders

 4.1    Limited Liability Company agreement of Triad Park, LLC (see Exhibit 3.1)

 4.2    By Laws of Triad Park, LLC (see Exhibit 3.2)

 4.3 Form of Rights Plan of Triad Park, LLC (incorporated by reference to Exhibit 3.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

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


10.4 Conflict Agreement, dated as of February 26, 1997, by and between Triad Systems Corporation, 3055 Triad Dr. Corp., Triad Park, LLC and Cooperative Computing, Inc. (incorporated by reference to Exhibit 12.3 to Form 10-SB (Amendment No.1) of the Company, filed with the Securities and Exchange Commission on June 20, 1997).

10.5 Agreement of Merger dated as of September 9, 1997, by and between TPL Acquisition, LLC, Richard C. Blum & Associates, LP and Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K(Amendment No. 1) of the Company, filed with the Securities and Exchange Commission on September 15, 1997).

10.6 Agreement of Merger dated as of February 1, 1998, by and among The Kontrabecki Group, Inc., TKG Acquisition Company, LLC, and Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on February 9, 1998).

Financial Data Schedule

27.1  Financial Data Schedule