Form 10QSB
period 1998-03-31
TRIAD PARK LLC
filed 1998-05-15
CIK 1037037

CIK:  0001037037



		    SECURITIES AND EXCHANGE COMMISSION
			 Washington, D.C.  20549

			       Form 10-QSB

[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 for the quarterly period ended March 31, 1998.

				    OR

[ ]   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934.

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

Registrant's telephone number, including area code: (925)449-0606



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes [X]   No [ ]



As of March 31, 1998, the registrant had outstanding 19,708,123 membership interests ("shares") with no par value.




			       Triad Park, LLC
			 Quarterly Report Form 10-QSB
				    Index




								  Page
Part I. Financial Information

Item 1. Condensed Financial Statements

Condensed Balance Sheets at March 31, 1998 and
  December 31, 1997                                                  1

Condensed Statements of Operations for the
  Three Month Periods Ended March 31, 1998 and 1997                  2

Condensed Statements of Cash Flows for the
  Three Month Periods Ended March 31, 1998 and 1997                  3

Notes to Condensed Financial Statements                              4


Item 2.  Management's Discussion and Analysis of
	 Financial Condition and Results of Operations               7


Part II  Other Information

Item 1.  Legal Proceedings                                          10

Item 4.  Submission of Matters to a Vote of Shareholders            11

Item 6.  Exhibits and Reports on Form 8-K                           12

Signatures                                                          14

Exhibit 27 Financial Data Schedule-Electronic Filing only


Triad Park, LLC
Condensed Balance Sheets
(Unaudited)
(Amounts shown in thousands except share data)


					       March 31,     December 31,
						 1998           1997
					       ---------     ---------
Assets
Cash                                            $   858       $ 1,249
Land                                             27,634        27,634
Property, plant and equipment                    12,394        12,520
Assessments receivable                            1,887         1,667
Property development commitments                  3,031         3,031
Prepaid expenses and other assets                   474           477
						-------       -------
Total assets                                    $46,278       $46,578
						=======       =======


Liabilities
Debt                                            $21,611       $21,891
Other liabilities                                   936           631
						-------       -------
Total liabilities                                22,547        22,522

Commitments and contingencies

Members' equity
Members' shares; no par value;                        -             -
  19,708,123 shares outstanding

Members' equity                                  23,731        24,056
						-------       -------

Total liabilities and members' equity           $46,278       $46,578
						=======       =======



The accompanying notes are an integral part of these financial statements.


Triad Park, LLC
Condensed Statements of Operations
(Unaudited)
(Amounts shown in thousands except per share data)



						 Three Months Ended
						      March 31,
						---------------------
						  1998          1997
						-------       -------
Revenues:
Rental income                                   $  626        $  627

Depreciation of rental property                    126           145
						------        ------

Gross Margin                                       500           482
						------        ------
Costs and Expenses:

General and administrative                         413           219
						------        ------
Total costs and expenses                           413           219
						------        ------

Operating income                                    87           263

Interest expense                                   412           407
						------        ------

Loss before benefit from income taxes             (325)         (144)


Benefit from income tax                              -            (9)
						------        ------
Net loss                                        $ (325)       $ (135)
						======        ======

Net loss per share                              $(0.02)       $(0.01)
						======        ======

Shares used in per share
 calculation (a)                                19,708        19,708
						======        ======


(a) The number of shares used to compute earnings per share assumes that shares issued in connection with the spin-off were outstanding for all periods presented.

The accompanying notes are an integral part of these financial statements.



Triad Park, LLC
Condensed Statements of Cash Flows
(Unaudited)
(Amounts shown in thousands)
					   Three Month Periods Ended March 31,
						  1998          1997
						 ------        ------
Cash flows from operating activities:
Net loss                                        $ (325)       $ (135)
Depreciation and amortization                      131           151
Provision for doubtful accounts                      -            65
Changes in assets and liabilities:
  Increase in prepaid expenses and other assets      3          (692)
  Increase in other liabilities                    305           150
						------        ------
    Net cash provided by (used in) operating
    activities                                     114          (461)
						------        ------

Cashflows from investing activities:
Investment in property, plant and equipment          -          (112)
Land improvements                                    -           (14)
Assessment district improvements                  (220)          (46)
						------        ------
    Net cash used in investing activites          (220)         (172)
						------        ------
Cash flows from financing activities:
Repayment of debt                                 (285)         (258)
Reimbursement for property improvements              -             -
Members' contribution net of note receivable         -           891
						------        ------
    Net cash provided by (used in) financing
    activities                                    (285)          633
						------        ------

Net increase in cash                              (391)            -
Cash, beginning of period                        1,249             -
						------        ------
Cash, end of period                             $  858        $    -
						======        ======

SUPPLEMENTAL DISCLOSURES OF CASH
   FLOW INFORMATION:
Cash paid during the year for:
Interest                                        $  212        $  407
						======        ======


NONCASH INVESTING AND FINANCIAL
   ACTIVITY:
Bond issuance resulting in increased
assessment district improvements and
related debt                                    $    -        $5,218
						======        ======




The accompanying notes are an integral part of these financial statements.





			      TRIAD PARK, LLC
		  (a Delaware limited liability company)
		  NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  Description of Business and Basis of Presentation:
    Triad Park, LLC (the Company) is a Delaware limited liability company organized to effect the spin-off of certain real estate assets and related liabilities of Cooperative Computing, Inc., a Delaware corporation, formerly known as Triad Systems Corporation (Triad). On February 27, 1997, Triad contributed such assets and related liabilities to the Company and stockholders of Triad received one share of Triad Park, LLC, membership interest for each share of Triad common stock held as of February 26, 1997, the Distribution Record Date. The Company's operations include the ownership and management of the spun-off real estate assets, all of which are located in Livermore, California, for their orderly liquidation and distribution of related net proceeds to the holders of membership interests.
    The financial statements for periods prior to the Distribution Record
Date which are presented herein include the financial position, results of operations and cash flows as if the Company had existed as a corporation separate from Triad for all periods presented on a historical basis and may not be indicative of actual results of operations and financial position of the Company as an independent stand-alone entity. The statements of operations for those periods reflect certain expense items incurred by Triad which are allocated to the Company on a basis which management believes represents a reasonable allocation of such costs. These allocations consist primarily of corporate expenses such as management and accounting services. Expenses related to the normal recurring management activities of the Company have been allocated based on an estimate of Triad personnel time dedicated to the operations and management of the Company.
    The Company will be dissolved upon the earlier of a majority vote to dissolve the Company or upon the sale or other disposition of all or substantially all of the assets and properties of the Company and distribution of the proceeds to the members. There can be no assurance that the Company will be successful in its efforts to dispose of the Company's property or that the Company will realize a profit from its activities. The Company will be subject to all of the market forces which impact the ownership and operation of real property, including market supply and demand, interest rates, local, regional and national economic conditions, local land use policies and restrictions, construction costs, competition from other sellers and landlords, and the effects of inflation. The Company is unable to predict the amount of time it will take to completely dispose of the property and wind up the Company.
    On March 28, 1998, the Company held a special meeting of shareholders. At that meeting, the Company's shareholders rejected the proposal to approve an Agreement of Merger dated February 1, 1998, and amended February 12, 1998, by and among the Company, The Kontrabecki Group, Inc., and TKG Acquisition Company, LLC (the "Previous Merger Agreement"). See "Submission of Matters to a Vote of Shareholders" in Item 4 of Part II.
    On April 24, 1998, the Company, The Kontrabecki Group, Inc., a California corporation ("TKG") and TKG Acquisition Company, LLC, a Delaware limited liability company whose sole and managing member is TKG ("Acquisition LLC"), entered into an Agreement of Merger subject to approval of the Members. Subject to shareholder approval, Acquisition LLC will acquire all outstanding shares of the Company from the Members for $1.90 per share. Following such acquisition, Acquisition LLC will merge with and into the Company and the surviving entity will become liable for all obligations of Triad Park, LLC. A copy of the Agreement of Merger was included as Exhibit 2.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on April 29, 1998. For further discussion see Note 7, Subsequent Event.

2. In the opinion of management, the unaudited interim financial statements as of March 31, 1998 and 1997 and for the periods ended March 31, 1998 and 1997 include all adjustments, consisting only of those of a normal recurring nature, necessary for fair presentation. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. The balance sheet does not include all disclosure requirements under GAAP and should be read in conjunction with the audited financial statements and notes thereto presented in the Form 10-KSB filed by the Company with the Securities and Exchange Commission on March 27, 1997.

3. Property, plant and equipment at March 31, 1998 and December 31, 1997 include accumulated depreciation of $5,614,000 and $5,488,000 respectively.

4. Land consists of property in Livermore, California, classified by planned use as follows (dollars in thousands):

				December 31,1997      March 31, 1998
   Use Classification           Acreage/Cost          Acreage/Cost
   ------------------           ------------------------------------
   Residential                   28.1   $ 4,311        28.1  $ 4,311
   Retail/commercial             35.9     5,788        35.9    5,788
   Retail/industrial/office     103.7    16,570       103.7   16,570
   Open space/agricultural      112.0         -       112.0        -
   Transportation                12.3       965        12.3      965
				-----   -------       -----  -------
				292.0   $27,634       292.0  $27,634
				=====   =======       =====  =======

The Livermore City Council by resolution has accepted the offer to dedicate a 4.54 acre parcel for transportation improvements. Thus, once the dedication is complete the Company will own approximately 287.5 acres of unimproved land.

5. On March 24, 1997, the City of Livermore entered into a Bond Indenture and issued an additional $9,070,000 in funds from the sale of community facility bonds for new debt financing as well as for refinancing existing debt. At that time, the Company owned 76.56% of the property related to the issuance. The Company's portion of the bond issuance was for approximately $5,218,000 of additional debt and $1,726,000 for the refinancing of existing debt. The Company recorded the net additional debt as a liability. At March 31, 1998, the combined obligation from all assessment district debt, including the 1997 Bond Indenture, was approximately $13,328,000.

6. New Accounting Pronouncements. The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," effective January 1, 1998. This statement requires the disclosure of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as net income plus revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income. The components of comprehensive income, which are excluded from net income, are not significant, individually or in aggregate, and therefore, no separate statement of comprehensive income has been presented.

7. Subsequent Event. On April 25, 1998, the Advisory Board of the Company announced that it entered into an Agreement and Plan of Merger with TKG and Acquisition LLC. Upon completion, Acquisition LLC will be merged with and into the Company and the shareholders will receive all cash and not be subject to the obligations of the Company. Acquisition LLC is expected to be controlled by TKG. The Advisory Board recommended that the members of Triad Park approve the merger proposal from Acquisition LLC under which all outstanding membership interests in Triad Park would be exchanged for $1.90 per share in cash. In addition, in certain cases, the per share purchase price will be increased by one-half of one cent ($.005) for each week that the merger closing date is deferred or extended past June 15, 1998. Under the terms of the agreement, Acquisition LLC is entitled to a break-up fee of $1,200,000 in the event that the Advisory Board approves a superior proposal.



		  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
	       FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
    The following Management's Discussion and Analysis is based upon and should be read in conjunction with the Company's financial statements and notes thereto included in the Form 10-KSB filed by the Company with the Securities and Exchange Commission on March 27, 1998. Since the Distribution Record Date for the spin-off transaction was February 26,1997, the financial presentation prior to this date has been carved out of the financial records of Triad Systems Corporation. See Description of Business and Basis of Presentation in the Notes to Condensed Financial Statements.

Results of Operations
    Rental revenues for both the first quarter of 1998 and 1997 were $.6 million. These revenues are generated under a lease agreement in effect through February 2002. See "Management's Discussion and Analysis-Liquidity and Capital Resources." There were no land sales in either quarter. Gross margin for the quarter ended March 31, 1998 was $.5 million, approximately the same as the quarter ended March 31, 1997.
    For the three month period ended March 31, 1998, there was a net loss of $.3 million compared to a net loss of $.1 million for the same period of fiscal 1997. The difference is principally due to an increase in the general and administrative costs. The net loss per share was two cents for the quarter ended March 31, 1998 compared to a net loss of one cent for the quarter ended March 31, 1997.

Land Sales
    As of March 31, 1998, the Company had approximately 292 acres of unimproved land remaining to be sold. Approximately 35.9 acres are zoned for retail/commercial use, 28.1 acres for residential use, and 103.7 acres for retail/light industrial/office use. The remaining acres are zoned for open space/agricultural and transportation purposes. The Company had no land sales during the three month periods ended March 31, 1998 and 1997.

Gross Margin
    Gross margins on rental income were approximately the same for the quarters ended March 31, 1998 and 1997 as the Company's properties are subject to a triple net lease whereby substantially all operating expenses are paid by the tenant.

Costs and Expenses
    General and administrative expenses consist of property taxes and other general management and operational costs including costs necessary to maintain the appearance of the land in a marketable condition and personnel and overhead expenses required for the development, management and marketing of the properties. General and administrative expenses were $413,000 for the quarter ended March 31, 1998, an increase of $194,000 above the expense for the same quarter in the prior year. The Company incurred higher legal expenses and professional fees in the quarter ended March 31, 1998 as a result of the Previous Merger Agreement with The Kontrabecki Group, Inc. (For a description of the Previous Merger Agreement see "Future Operating Results" in the Company's Form 10-KSB.) In a special shareholders' meeting held
March 28, 1998, a majority of the shareholders voted against this proposed merger. See "Submission of Matters to a Vote of Shareholders" in Item 4 of
Part II.
    Interest expense consists of mortgage interest on the buildings and the bonded indebtedness incurred in connection with the development improvements and community services. Interest expense was approximately the same for the quarter ended March 31, 1998 as compared with the same quarter in the prior year.

Future Operating Results
    Future operating results are dependent upon the Company's ability to dispose of its real estate assets. Risks that affect real estate sales include, but are not limited to, the relative illiquidity of real estate investments, the ability to obtain entitlements from governmental agencies, changing tax assessments, compliance with environmental requirements, and general risks such as changes in interest rates and changes in local market conditions which affect real estate values. The future operating results may also be affected by the Company's relationship with CCI. These risks include, but are not limited to, the indemnification agreement between the Company and CCI, potential conflicts of interest within the management and representation of the Company and CCI, and reliance upon CCI lease payments for the Company's financial performance.
    Following a rejection by the shareholders of the Previous Merger Agreement with TKG at a special meeting on March 28, 1998, Richard C. Blum & Associates, L.P. ("RCBA"), through its acquisition vehicle, TPL Acquisition, LLC ("TPL Acquisition"), commenced a cash tender offer on April 1, 1998 (the "Offer") to purchase all outstanding shares of the Company at $1.80 per share. On
April 16, 1998, TPL Acquisition increased the price of its tender offer to $1.84 per Share. RCBA withdrew its tender offer prior to completion on April 29, 1998.
    On April 25, 1998, the Advisory Board of the Company announced that it entered into an Agreement and Plan of Merger with TKG and Acquisition LLC. Upon completion, Acquisition LLC will be merged with and into the Company and the shareholders will receive all cash and not be subject to the obligations of the Company. Acquisition LLC is expected to be controlled by TKG. The Advisory Board recommended that the members of the Company approve the merger proposal from Acquisition LLC under which all outstanding membership interests in the Company would be exchanged for $1.90 per share in cash. In addition, in certain cases, the per share purchase price will be increased by one-half of one cent ($.005) for each week that the merger closing date is deferred or extended past June 15, 1998. Under the terms of the agreement, Acquisition LLC is entitled to a break-up fee of $1,200,000 in the event that the Advisory Board approves a superior proposal.

Liquidity and Capital Resources
    The Company's ability to continue funding its current business will depend upon the timing and volume of land sales, without taking the pending merger of the Company and Acquisition LLC into account. Receipts from rental of its buildings under the existing lease agreements are expected to be sufficient to fund mortgage obligations for the foreseeable future.
Currently, there is a lease agreement for the Company's buildings in effect through February 2002 with an option to renew for an additional term of five years. All expenses related to the buildings are paid by the tenant as required by the "triple net lease". The Company's ability to repay the remaining assessment district debt and operating expenses are dependent in part on making future land sales. To the extent additional working capital is required, management expects that it will have sufficient borrowing capacity to finance any needs which may arise in the ordinary course of business.
    On March 24, 1997, the City of Livermore completed the sale of Mello-Roos bonds which raised a total of $9,070,000 in new funds of which approximately $5,218,000 was an additional encumbrance to the property owned by the Company and $1,726,000 refinanced existing debt. As of March 31, 1998, the combined balance of assessment district debt owed by the Company was approximately $13,328,000. In addition, the Company is obligated to undertake an estimated additional $7,000,000 in improvements to its land in connection with its approved development plan. The City of Livermore is expected to issue bonds to reimburse the Company for such improvements. Improvements are funded as projects are completed. The current estimates for the required improvements indicate that bonded funding limits are expected to be adequate to cover the remaining items of improvement. However, the actual costs of the improvements may be greater than estimated and may exceed the bond funding limit. Any shortfall in the bond funding will be borne by the Company or by purchasers of lots, which may have an adverse effect on the value of the land.
    Pursuant to the Distribution Agreement with CCI the Company agreed to indemnify CCI/Triad against any claims relating to "Environmental Costs and Liabilities" associated with the Company's property prior to the contribution consisting primarily of the three buildings and improvements situated on approximately 15 acres of land and 292 acres of undeveloped land located in Triad Park (the "Property"). These "Environmental Costs and liabilities" include all costs, liabilities, losses, claims and expenses arising from or under any environmental law. Subject to certain limitations, the Company also agreed in the Distribution Agreement to indemnify CCI/Triad against certain taxes arising from, or relating to, among other things, any sale of the Property after October 17, 1996, the Company, the formation of the Company, the transfer by Triad or any affiliate of Triad of the Property to the Company, the assumption or refinancing of any liabilities with respect to the Property and the sale, exchange or distribution of interests in the Company by CCI/Triad.
    This Form 10Q-SB contains forward looking statements. These statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward looking statements. Factors that might cause such a difference include the following:

1. Lease Agreement. Under its existing terms the expiration date of the Lease Agreement is February 27, 2002. Under the Lease Agreement the existing rent payments produce a small positive cash flow above the current mortgage payments. In the event that Triad is unable for any reason to continue to make its lease payments in a timely manner, such inability or delay may have a material adverse impact on the Company's revenues and results of operations.
2. Reimbursement for Improvements. The Company is currently obligated to undertake approximately $7,000,000 in additional improvements on the Property. The City of Livermore has indicated that it is willing to reimburse the Company for improvements undertaken and paid for by the Company by means of bond financings. Historically, the City of Livermore has fulfilled such reimbursement commitments to Triad and has been able to successfully sell related bond offerings. However, if for any reason the City of Livermore is unsuccessful in completing a bond offering, the Company would not receive any reimbursement for such improvements. In addition, there is a possibility that the cost of the improvements undertaken by the Company will exceed the amount of the bond financings and the Company would be responsible for paying any such cost overruns.
3. Proposed Merger with TKG Acquisition, LLC. The merger is subject to approval of the Members, and there is no assurance that such approval will be obtained or that the merger will be consummated.

Part II Other Information

Item 1.  LEGAL PROCEEDINGS

    On March 16, 1998, TKG commenced a lawsuit against the Company in Delaware Chancery Court seeking a temporary restraining order enjoining the company from taking any action to terminate the Previous Merger Agreement and mandating that the company hold the approaching shareholders' meeting at which time the shareholders would vote on the Previous Merger Agreement (the "Delaware Action"). On March 17, 1998, the Court granted the requested injunction (the "Delaware Order"). The Court also enjoined the Company, its Advisory Board members, directors, officers, agents, employees and attorneys from taking any steps to terminate the Previous Merger Agreement based on the relevant proposals received by the Company from RCBA and ordered the Company to inform its shareholders of the Court's ruling and of certain correspondence that had occurred between each of RCBA and TKG and the Company.
    Pursuant to the Delaware Order, the Company sent revised proxy materials to shareholders on March 20, 1998 and held the shareholders' meeting on March 28, 1998, at which a majority of the shareholders of the Company voted against the proposed Previous Merger Agreement. See "Submission of Matters to a Vote of Shareholders" in Item 4 of Part II.
    As part of the Agreement and Plan of Merger on April 24, 1998, the Company, TKG, and Acquisition LLC agreed to a settlement and full and mutual release regarding any claims related to, among other things, the Delaware Action, Delaware Order, and the Previous Merger Agreement.

Item 4.  Submission of Matters to a Vote of Shareholders

    On March 28, 1998, the Company held a special meeting of shareholders.
The Company's shareholders were asked to vote upon the proposal to approve an Agreement of Merger dated February 1, 1998, and amended February 12, 1998, by and among the Company, TKG, and TKG Acquisition Company, LLC. With 81.5% of the company's outstanding Shares voting, the final results certified by the independent inspector of elections were approximately 11,868,031 votes against approval of the proposal, and 4,190,094 votes in favor of approving the merger with 7,021 abstentions. Although the rejection of the Previous Merger Agreement by the Company's shareholders did not automatically terminate the Previous Merger Agreement, it did give the Advisory Board a right of termination. On April 4, 1998, the Company, with approval of the Advisory Board, notified TKG that it was terminating the Previous Merger Agreement.

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

 10.5 Agreement of Merger dated as of September 9, 1997, by and between TPL Acquisition, LLC, Richard C. Blum & Associates, LP and Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K (Amendment No. 1) of the Company, filed with the Securities and Exchange Commission on September 15, 1997).

 10.6 Agreement of Merger dated as of February 1, 1998, by and among The Kontrabecki Group, Inc., TKG Acquisition Company, LLC, and Triad Park, LLC (incorporated by reference to Exhibit 2.1 to Form 8-K filed with the Securities and Exchange Commission on February 9, 1998).

Financial Data Schedule

27.1    Financial Data Schedule

Item 6 (b) Reports on Form 8-K

	The Company filed a Current Report on Form 8-K with the Securities and Exchange Commission (the Commission) on February 9, 1998, which disclosed that the Company had entered into an Agreement of Merger, dated February 1, 1998, with TKG Acquisition, LLC and The Kontrabecki Group, Inc. (the Agreement). The Form 8-K included as exhibits a copy of the Agreement and a copy of the press release regarding the Agreement.




SIGNATURES



In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				Triad Park, LLC
				By: 3055 Management Corp., its Manager

Date: May 13, 1998



				By: /s/  JAMES R. PORTER
				    --------------------
				    James R. Porter
				    Vice President, Secretary and
				    Chief Financial Officer